Form 10-K405
period 1997-12-31
PUBLIC SERVICE CO OF OKLAHOMA
filed 1998-03-26
CIK 81027

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                   (Mark One)
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

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

Central and South West  Common Stock,              New York Stock Exchange, Inc.
Corporation              $3.50 Par Value           Chicago Stock Exchange, Inc.



CPL Capital I          8.00% Cumulative Quarterly      New York Stock Exchange,
                        Income Preferred               Inc.
                        Securities, Series A,
                        Liquidation Preference $25
                        per Preferred Security

PSO Capital I          8.00% Trust Originated          New York Stock Exchange,
                        Preferred Securities Series    Inc.
                        A, Liquidation Preference
                        $25 per Preferred Security

SWEPCO Capital I       7.875% Trust Preferred          New York Stock Exchange,
                        Securities, Series A,          Inc.
                        Liquidation amount $25 per
                        Preferred Security


SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

Registrant                 Title of  Each Class

Central Power and Light    Cumulative Preferred Stock, $100 Par Value
Company

Public Service Company of  Cumulative Preferred Stock, $100 Par Value
Oklahoma

Southwestern Electric      Cumulative Preferred Stock, $100 Par Value
Power Company

West Texas Utilities       Cumulative Preferred Stock, $100 Par Value
Company                    $100 Par Value

      Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) have been subject to such filing requirements for the past 90 days. Yes _x_ No ___

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:

      Central and South West Corporation [   ]
      Central Power and Light Company [ x ]
      Public Service Company of Oklahoma [ x ]
      Southwestern Electric Power Company [ x ]
      West Texas Utilities Company [ x ]

      Aggregate market value of the Common Stock of Central and South West Corporation at March 6, 1998 held by non-affiliates was approximately $5.7 billion. Number of shares of Common Stock outstanding at March 6, 1998:212,271,060. Central and South West Corporation is the sole holder of the common stock of Central Power and Light Company, Public Service Company of Oklahoma, Southwestern Electric Power Company and West Texas Utilities Company.


DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Notice of Annual Meeting and Joint Proxy Statement of Central and South West Corporation and American Electric Power Company, Inc. are hereby incorporated by reference into Part III hereof.

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

                                TABLE OF CONTENTS


GLOSSARY OF TERMS................................................ii

FORWARD LOOKING INFORMATION......................................v

PART I

  ITEM 1.BUSINESS................................................1
  ITEM 2.PROPERTIES..............................................27
  ITEM 3.LEGAL PROCEEDINGS.......................................28
  ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....29

PART II

  ITEM 5.MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.....................................2-1
  ITEM 6.SELECTED FINANCIAL DATA.................................2-2
         Central and South West Corporation
         Central Power and Light Company
         Public Service Company of Oklahoma
         Southwestern Electric Power Company
         West Texas Utilities Company
  ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.....................2-2
         Central and South West Corporation
         Central Power and Light Company
         Public Service Company of Oklahoma
         Southwestern Electric Power Company
         West Texas Utilities Company
  ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............2-2
         Central and South West Corporation
         Central Power and Light Company
         Public Service Company of Oklahoma
         Southwestern Electric Power Company
         West Texas Utilities Company
  ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.....................2-133

PART III

  ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS....3-1
  ITEM 11.EXECUTIVE COMPENSATION.................................3-7
  ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.............................................3-13
  ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........3-15

PART IV

  ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K.............................................4-1

GLOSSARY OF TERMS
The following abbreviations or acronyms used in this Form 10-K are defined below:

Abbreviation or Acronym    Definition
ACSI.......................American Customer Satisfaction Index(TM) (Survey
                           conducted by the University of Michigan Business
                           School and the American Society of Quality Control)
AEP........................American Electric Power Company, Inc.
AEP Merger.................Proposed Merger between AEP and CSW where CSW would become a wholly owned subsidiary of AEP
APBO.......................Accumulated Postretirement Benefit Obligation
AFUDC......................Allowance for funds used during construction
Alpek......................Alpek S.A. de C.V.
ANI........................American Nuclear Insurance
Arkansas Commission........Arkansas Public Service Commission
Btu........................British thermal unit
Burlington Northern........Burlington Northern Railroad Company
C3 Communications..........C3 Communications, Inc., Austin, Texas (formerly CSW
                           Communications, Inc.)
CAAA.......................Clean Air Act/Clean Air Act Amendments
Cajun......................Cajun Electric Power Cooperative, Inc.
CEO........................Chief Executive Officer
CERCLA.....................Comprehensive Environmental Response, Compensation
                           and Liability Act of 1980
ChoiceCom..................CSW/ICG ChoiceCom, L.P., a joint venture between C3
                           Communications and ICG Communications, Inc.
CLECO......................Central Louisiana Electric Company, Inc.
Court of Appeals...........Court of Appeals, Third District of Texas, Austin,
                           Texas
CPL........................Central Power and Light Company, Corpus Christi,
                           Texas
CPL 1997 Final Order.......Final orders received from the Texas Commission in
                           CPL's rate case Docket No. 14965, including both the
                           order received on September 10, 1997 and the revised
                           order received on October 16, 1997
CPL 1997 Original Rate
  Order....................Final order issued on March 31, 1997 by the Texas
                           Commission in CPL's rate case Docket No. 14965
CPL 1995  Agreement........Settlement  agreement  filed  by CPL with the  Texas
                           Commission to settle certain CPL regulatory matters
CPL 1996 Fuel Agreement....Fuel settlement agreement entered into by CPL and other parties
CSW........................Central and South West Corporation, Dallas, Texas
CSW Common.................CSW common stock, $3.50 par value per share
CSW Credit.................CSW Credit, Inc., Dallas, Texas
CSW Energy.................CSW Energy, Inc., Dallas, Texas
CSW Energy Services........CSW Energy Services, Inc., Dallas, Texas
CSW International..........CSW International, Inc., Dallas, Texas
CSW Investments............CSW Investments, an unlimited company organized in the United Kingdom through which CSW International
                           owns SEEBOARD
CSW Leasing................CSW Leasing, Inc., Dallas, Texas
CSW Power Marketing........CSW Power Marketing, Inc., Dallas, Texas
CSW Services...............Central and South West Services, Inc., Dallas, Texas
                           and Tulsa, Oklahoma
CSW System.................CSW and its subsidiaries
CSW UK Finance Company.....CSW Finco, an unlimited company organized in the
                           United Kingdom through which CSW International owns
                           CSW Investments
CSW U.S. Electric System...CSW and the U.S. Electric Operating Companies
CWIP.......................Construction work in progress
DeSoto.....................Parish of DeSoto, State of Louisiana pollution control revenue bond issuing authority
DGES.......................Director General Electricity Supply
DHMV.......................Dolet Hills Mining Venture
DOE........................United States Department of Energy
ECOM.......................Excess cost over market
El Paso....................El Paso Electric Company
El Paso Merger Agreement...Agreement and Plan of Merger between El Paso and CSW, dated as of May 3, 1993, as amended
EMF........................Electric and magnetic fields
Energy Policy Act..........National Energy Policy Act of 1992
EnerShop...................EnerShopSM Inc., Dallas, Texas
Entergy Texas..............Entergy Texas Utilities Company
EPA........................United States Environmental Protection Agency

The following abbreviations or acronyms used in this Form 10-K are defined below:

Abbreviation or Acronym    Definition
EPS........................Earnings per share of common stock
ERCOT......................Electric Reliability Council of Texas
ERISA......................Employee Retirement Income Security Act of 1974, as
                           amended
Exchange Act...............Securities Exchange Act of 1934, as amended
EWG........................Exempt Wholesale Generator
FASB.......................Financial Accounting Standards Board
FCC........................Federal Communications Commission
FERC.......................Federal Energy Regulatory Commission
FMB........................First mortgage bond
FUCO.......................Foreign utility company as defined by the Holding
                           Company Act
Guadalupe..................Guadalupe-Blanco River Authority pollution control revenue bond issuing authority
HL&P.......................Houston Lighting & Power Company
Holding Company Act........Public Utility Holding Company Act of 1935, a
                           amended
HVdc.......................High-voltage direct-current
IPP........................Independent power producer
IBEW.......................International Brotherhood of Electrical Workers
ISO........................Independent system operator
ITC........................Investment tax credit
Joint Proxy Statement......The Notice of Annual Meeting and Joint Proxy
                           Statement of American Electric Power Company, Inc.
                           and Central and South West Corporation
KW.........................Kilowatt
KWH........................Kilowatt-hour
LIFO.......................Last-in first-out (inventory accounting method)
Louisiana Commission.......Louisiana Public Service Commission
LTIP.......................Long-Term Incentive Plan
Matagorda..................Matagorda County Navigation District Number One
                           (Texas) pollution control revenue bond issuing
                           authority
Mcfs.......................Thousand cubic feet of gas
MD&A.......................Management's Discussion and Analysis of Financial
                           Condition and Results of Operations
MDEQ.......................Mississippi Department of Environmental Quality
MGP........................Manufactured gas plant or coal gasification plant
Mirror CWIP................Mirror construction work in progress
Mississippi Power..........Mississippi Power Company
MMbtu......................Million Btu
MW.........................Megawatt
MWH........................Megawatt-hour
National Grid..............National Grid Group plc
NEIL.......................Nuclear Electric Insurance Limited
NRC........................Nuclear Regulatory Commission
OASIS......................Open access same time information system
OEFA.......................Oklahoma Environmental Finance Authority pollution control revenue bond issuing authority
Oklahoma Commission........Corporation Commission of the State of Oklahoma
Oklaunion..................Oklaunion Power Station Unit No. 1
OPEB.......................Other postretirement benefits (other than pension)
PCB........................Polychlorinated biphenyl
PCRB.......................Pollution Control Revenue Bond
PowerShare.................CSW's PowerShareSM Dividend Reinvestment and Stock
                           Purchase Plan
PRP........................Potentially responsible party
PSO........................Public Service Company of Oklahoma, Tulsa, Oklahoma
PSO 1997 Rate Settlement
  Agreement................Joint stipulation agreement reached by PSO and other parties to settle PSO's rate inquiry
PURA.......................Public Utility Regulatory Act of Texas, as amended
PURPA......................Public Utility Regulatory Policies Act of 1978
QF.........................Qualifying Facility as defined in PURPA
RCRA.......................Federal Resource Conservation and Recovery Act of
                           1976
Red River..................Red River Authority of Texas pollution control revenue bond issuing authority
Registrant(s)..............CSW, CPL, PSO, SWEPCO and WTU
RESCTA.....................Rural Electric Supplier Certified Territory Act

The following abbreviations or acronyms used in this Form 10-K are defined below:

Abbreviation or Acronym    Definition
Retirement Plan............CSW's tax-qualified Cash Balance Retirement Plan
Rights Plan................Stockholders Rights Agreement between CSW and CSW
                           Services, as Rights Agent
RUS........................Rural Utilities Service of the federal government
Sabine.....................Sabine River Authority of Texas pollution control revenue bond issuing authority
Siloam Springs.............City of Siloam Springs, Arkansas pollution control revenue bond issuing authority
SAR........................Stock Appreciation Right
SEC........................United States Securities and Exchange Commission
SEEBOARD...................SEEBOARD plc., Crawley, West Sussex, United Kingdom
SEEBOARD U.S.A.............CSW's investment in SEEBOARD consolidated and converted to U.S. Generally Accepted Accounting
                           Principles
SERP.......................Special Executive Retirement Plan
SFAS.......................Statement of Financial Accounting Standards
SFAS No. 52................Foreign Currency Translation
SFAS No. 71................Accounting for the Effects of Certain Types of
                           Regulation
SFAS No. 87................Employers' Accounting for Pensions
SFAS No. 106...............Employers' Accounting for Postemployment Benefits
SFAS No. 115...............Accounting for Certain Investments in Debt and Equity
                           Securities
SFAS No. 123...............Accounting for Stock-Based Compensation
SFAS No. 125...............Accounting for Transfers and Servicing of Financial
                           Assets and Extinguishment of Liabilities
SFAS No. 128...............Earnings Per Share
SFAS No. 130...............Reporting Comprehensive Income
SFAS No. 131...............Disclosure about Segments of an Enterprise and
                           Related Information
SPP........................Southwest Power Pool
STB........................Surface Transportation Board of the United States
                           Department of Transportation
STP........................South Texas Project nuclear electric generating station
STPNOC.....................STP Nuclear Operating Company, a non-profit Texas corporation, jointly owned by CPL, HL&P, City of
                           Austin, and City of San Antonio
SWEPCO.....................Southwestern Electric Power Company, Shreveport,
                           Louisiana
SWEPCO Plan................The amended plan of reorganization for Cajun filed by the Members Committee and SWEPCO on January 15, 1998
                           with the U.S. Bankruptcy Court for the Middle
                           District of Louisiana
Tejas......................Tejas Gas Corporation
Texas Commission...........Public Utility Commission of Texas
ThriftPlus.................CSW's employee thrift plan
Titus County...............Titus County Fresh Water Supply District No. 1
                           pollution control revenue bond issuing authority
Transok....................Transok, Inc. and subsidiaries, Tulsa, Oklahoma
Trust Preferred
  Securities...............Collective term for securities issued by business trusts of CPL, PSO and SWEPCO classified on the
                           balance sheet as "Certain Subsidiary (or
                           CPL/PSO/SWEPCO)-obligated, mandatorily redeemable
                           preferred securities of subsidiary trusts holding
                           solely Junior Subordinated Debentures of such
                           Subsidiaries (or CPL/PSO/SWEPCO)"
Union Pacific..............Union Pacific Railroad Company
U.S. Electric or U.S.
  Electric Operating
  Companies................CPL, PSO, SWEPCO and WTU
Vale.......................Empresa De Electricidade Vale Paranapanema S/A
WTU........................West Texas Utilities Company, Abilene, Texas
WTU 1995 Stipulation and
  Agreement................Stipulation and Agreement to settle certain WTU regulatory matters

FORWARD LOOKING INFORMATION

This report made by CSW and its subsidiaries contains forward looking statements within the meaning of Section 21E of the Exchange Act. Although CSW and each of its subsidiaries believe that, in making any such statements, their expectations are based on reasonable assumptions, any such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. Important factors that could cause actual results to differ materially from those in the forward looking statements include, but are not limited to: the impact of general economic changes in the U.S. and in countries in which CSW either currently has made or in the future may make investments; the impact of deregulation on the U.S. electric utility business; increased competition and electric utility industry restructuring in the U.S.; the impact of the AEP Merger or other merger and acquisition activity; federal and state regulatory developments and changes in law which may have a substantial adverse impact on the value of CSW System assets; timing and adequacy of rate relief; adverse changes in electric load and customer growth; climatic changes or unexpected changes in weather patterns; changing fuel prices, generating plant and distribution facility performance; decommissioning costs associated with nuclear generating facilities; uncertainties in foreign operations and foreign laws affecting CSW's investments in those countries; the effects of retail competition in the natural gas and electricity distribution and supply businesses in the United Kingdom; and the timing and success of efforts to develop domestic and international power projects. In the non-utility area, the aforementioned factors would also apply, and, in addition, would include, but are not limited to: the ability to compete effectively in new areas, including telecommunications, power marketing and brokering, and other energy related services, as well as evolving federal and state regulatory legislation and policies that may adversely affect those industries generally or the CSW System's business in areas in which it operates.

PART I

ITEM 1.     BUSINESS.

      CSW, incorporated under the laws of Delaware in 1925, is a Dallas-based public utility holding company registered under the Holding Company Act. CSW owns all of the outstanding shares of common stock of the U.S. Electric Operating Companies, CSW Services, CSW Credit, CSW Energy, CSW International, C3 Communications, EnerShop and CSW Energy Services and indirectly owns all of the outstanding share capital of SEEBOARD. In addition, CSW owns 80% of the outstanding shares of common stock of CSW Leasing. In 1997, the U.S. Electric Operating Companies, SEEBOARD U.S.A. and CSW's other subsidiaries contributed the following percentages to aggregate operating revenues, operating income and income before extraordinary item.

                                                  SEEBOARD Total
                        CPL    PSO   SWEPCO  WTU   U.S.A.  Electric Other  Total
                      ----------------------------------------------------------

Operating Revenues      26      13     17     8       35      99      1    100%
Operating Income        35      11     13     12      30     101     (1)   100%
Income before
 Extraordinary Item     37      15     28     7       36     123    (23)   100%


      The relative contributions of the U.S. Electric Operating Companies and SEEBOARD U.S.A. to the aggregate operating revenues, operating income and net income before extraordinary item differ from year to year due to variations in weather, fuel costs reflected in charges to customers, timing and amount of rate changes and other factors, including changes in business conditions and the results of non-utility businesses. Sales of electricity by the U.S. Electric Operating Companies tend to increase during warmer summer months and, to a lesser extent, cooler winter months, because of higher demand for power. The sale of electricity by SEEBOARD tends to increase during colder winter months because of a higher demand for power. For additional detail related to CSW's reportable business segments, see ITEM 8-NOTE 14. BUSINESS SEGMENTS and for financial results showing CSW's seasonality, see ITEM 8-NOTE 19. QUARTERLY INFORMATION.

      The CSW System is subject to the jurisdiction of the SEC under the Holding Company Act with respect to the issuance, acquisition and sale of securities, the acquisition and sale of utility assets or any interest in any business and accounting practices, including certain affiliate transactions, and other matters. See RATES AND REGULATION below, and ITEM 7. MD&A for additional information regarding the Holding Company Act.


PROPOSED AEP MERGER

      On December 22, 1997, CSW and AEP announced that their boards of directors had approved a definitive merger agreement for a tax-free, stock-for-stock transaction creating a company with a total market capitalization of approximately $28.1 billion ($16.5 billion in equity; $11.6 billion in debt and preferred stock). CSW expects the combination to be accounted for as a pooling of interests. The transaction must satisfy many conditions, some of which may not be waived by the parties. There can be no assurance that the AEP Merger will be consummated.

      This combination is expected to create one of the nation's preeminent diversified electric utilities serving more than 4.6 million customers in 11 states and approximately 4 million customers outside the United States. Both companies have low-cost generation and offer their customers in every state prices below the national average. Over the last two years, both CSW and AEP have ranked among the top five electric utilities in customer satisfaction in the ACSI.

      Under the merger agreement, each common share of CSW will be converted into 0.6 shares of AEP common stock. Based upon AEP's closing price immediately prior to the merger announcement, this represented a premium of 20% over the CSW closing price. AEP will issue approximately $6.6 billion in stock to CSW stockholders to complete the transaction. CSW stockholders will own approximately 40% of the combined company. Both companies anticipate continuing their current dividend policies until the close of the transaction.

      Under the merger agreement, there will be no changes required with respect to the public debt issues, the outstanding preferred stock or the Trust Preferred Securities of CSW or its subsidiaries.

      The companies anticipate savings related to the merger of approximately $2 billion over a 10-year period from the elimination of duplication in corporate and administrative programs, greater efficiencies in operations and business processes, increased purchasing efficiencies, and the combination of the two workforces. At the same time, the companies will continue their commitment to high quality, reliable service. Job reductions related to the merger are expected to be approximately 1,050 out of a total domestic workforce of approximately 25,000. The combined company will use a combination of growth, reduced hiring and attrition to minimize the need for employee separations. Organizational and staffing recommendations will be made by transition teams of employees from both companies.

      The electric systems of AEP and CSW will operate on an integrated and coordinated basis as required by the Holding Company Act. Any fuel savings resulting from the coordinated operation of the combined company will be passed on to customers.

      The merger agreement contains covenants and agreements that restrict the manner in which the parties may operate their respective businesses until the time of closing of the merger. In particular, without the prior written consent of AEP, CSW may not engage in a number of activities that could affect its sources and uses of funds. Pending closing of the merger, CSW's and its subsidiaries' strategic investment activity, capital expenditures and non-fuel operating and maintenance expenditures are restricted to specific agreed upon projects or agreed upon amounts. In addition, prior to consummation of the merger CSW and its subsidiaries are restricted from (i) issuing shares of common stock other than pursuant to employee benefit plans, (ii) issuing shares of preferred stock or similar securities other than to refinance existing obligations or funds permitted capital expenditures and (iii) incurring indebtedness other than pursuant to existing facilities, in the ordinary course of business or to fund permitted projects or capital expenditures. These restrictions are not expected to limit the ability of CSW and its subsidiaries to make investments and expenditures in amounts previously budgeted.

      The merger is conditioned, among other things, upon the approval of CSW stockholders and several state and federal regulatory agencies. AEP shareholders must authorize additional common stock and approve a new common stock issuance to be used in the exchange for CSW common stock. The companies anticipate that regulatory approvals can be obtained in 12 to 18 months from the date of announcement. However, there can be no assurance that the AEP Merger will be consummated, and if it is, the timing of such consummation or the effect of any regulatory condition that may be imposed on such consummation.

      See ITEM 7. MD&A and ITEM 8-NOTE 16. PROPOSED AEP MERGER.

U.S. ELECTRIC OPERATING COMPANIES

      The U.S. Electric Operating Companies are public utility companies engaged in generating, purchasing, transmitting, distributing and selling electricity. The U.S. Electric Operating Companies serve approximately 1.7 million customers in one of the largest combined service territories in the United States covering approximately 152,000 square miles in portions of Texas, Oklahoma, Louisiana and Arkansas. The customer base includes a mix of residential, commercial and diversified industrial customers. CPL and WTU operate in portions of south and central west Texas, respectively. PSO operates in portions of eastern and southwestern Oklahoma, and SWEPCO operates in portions of northeastern Texas, northwestern Louisiana and western Arkansas. Information concerning each of the U.S. Electric Operating Companies for 1997 is presented in the following table.

                                    Estimated
                                    Service    Average              Rural
            State and     Estimated Territory  Number of            Electric
Registrant  Year of       Population (sq.      Retail    Municipal  Cooperatives
            Incorporation Served     miles)    Customers Customers  Served
--------------------------------------------------------------------------------

CPL       Texas - 1945    1,778,000  44,000    627,900       1         4
PSO       Oklahoma - 1913 1,100,000  30,000    481,400       2         2
SWEPCO    Delaware - 1912   943,000  25,000    415,900       3         8
WTU       Texas - 1927      393,000  53,000    186,700       3        13

      The largest cities in CPL's service territory are Corpus Christi, Laredo and McAllen. The economic base of CPL's service territory includes manufacturing, mining, agricultural, transportation and public utilities sectors. Major activities in these sectors include oil and gas extraction, food processing, apparel, metal refining, chemical and petroleum refining, plastics and machinery equipment. Contracts with substantially all large industrial customers provide for both demand and energy charges. Demand charges continue under such contracts even during periods of reduced industrial activity, thus mitigating the effect of reduced activity on operating income.

      The largest cities in PSO's service territory are Tulsa, Lawton and Bartlesville. The economic base of PSO's service territory includes petroleum products, manufacturing and agriculture. The principal industries in the territory include natural gas and oil production, oil refining, steel processing, aircraft maintenance, paper manufacturing and timber products, glass, chemicals, cement, plastics, aerospace, telecommunications and rubber goods.

      The largest cities in SWEPCO's service territory are Shreveport/Bossier City, Longview and Texarkana. The economic base of SWEPCO's service territory includes mining, manufacturing, chemical products, petroleum products, agriculture and tourism. The principal industries in the territory include natural gas and oil production, petroleum refining, manufacturing of pulp and paper, chemicals, food processing and metal refining. The territory also has several military installations, colleges and universities.

      The largest cities in WTU's service territory are Abilene and San Angelo. The economic base of WTU's service territory includes agricultural businesses, such as the production of cattle, sheep, goats, cotton, wool, mohair and feed crops. Significant gains have been made in economic diversification through value added processing of these products. The natural resources of the territory include oil, natural gas, sulfur, gypsum and ceramic clays. Important manufacturing and processing plants served by WTU produce cotton seed products, oil products, electronic equipment, precision and consumer metal products, meat products, gypsum products and carbon fiber products. The territory also has several military installations and state correctional institutions.

      The CSW U.S. Electric System operates on an interstate basis to facilitate exchanges of power. PSO and WTU are interconnected through the 200 MW North HVdc transmission interconnection located at Vernon, Texas. SWEPCO and CPL are interconnected through the 600 MW East HVdc transmission interconnection located at Pittsburg, Texas.

      CPL and WTU are members of ERCOT which operate in Texas. Other ERCOT members include Texas Utilities Electric Company, HL&P, Texas Municipal Power Agency, Texas Municipal Power Pool, Lower Colorado River Authority, the municipal systems of San Antonio, Austin and Brownsville, the South Texas and Medina Electric Cooperatives, and several other interconnected systems and cooperatives. PSO and SWEPCO are members of the SPP, which includes 18 investor-owned utilities, 11 municipalities, 11 cooperatives, 3 state and 1 federal agency as well as IPPs and power marketers operating in the states of Arkansas, Kansas, Louisiana, Oklahoma and parts of Mississippi, Missouri, New Mexico and Texas. ERCOT members interchange power and energy with one another on a firm, economy and emergency basis, as do the members of the SPP.

      CSW Services performs, at cost, various accounting, engineering, tax, legal, financial, electronic data processing, centralized economic dispatching of electric power and other services for the CSW System, primarily for the U.S. Electric Operating Companies. During 1996, CSW functionally reorganized its domestic utility operations into three organizational units including power generation, energy delivery and energy services, which are centrally managed by CSW Services. The functional unbundling of CSW's vertically integrated structure was undertaken to provide a more competitive organizational structure for CSW. Certain employees moved from the U.S. Electric Operating Companies to CSW Services in connection with this functional reorganization.


SEEBOARD

      SEEBOARD is one of the 12 regional electricity companies formed as a result of the restructuring and subsequent privatization of the United Kingdom electricity industry in 1990. CSW acquired indirect control of SEEBOARD in April 1996. SEEBOARD's principal regulated businesses are the distribution and supply of electricity. In addition SEEBOARD is engaged in other businesses, including gas supply, electricity generation, electrical contracting and retailing.

      SEEBOARD's service area covers approximately 3,000 square miles in Southeast England. The service area extends from the outlying areas of London to the English Channel, and includes large towns such as Kingston-upon-Thames, Croydon, Crawley, Maidstone, Ashford and Brighton, as well as substantial rural areas. The area has a population of approximately 4.6 million people with significant portions of the area, such as south London, having a high population density. Over the past 25 years, the services sector of the area's economy has grown in importance, while the industrial sector has declined. Considerable commercial development has occurred in a number of towns in the area over the last ten years, in particular in the areas around Gatwick Airport and the English Channel ports.


OTHER CSW BUSINESS OPERATIONS

      CSW continually seeks opportunities to expand its non-utility business in areas related to energy and energy services. This expansion frequently occurs through strategic domestic and international acquisitions, through marketing initiatives inside and outside of the service territories of the U.S. Electric Operating Companies and through new business investments. Acquisitions of any new assets, or development of any new business opportunities, must meet defined criteria, including the potential to lower CSW System costs, increase long-term efficiency and competitiveness, and provide an acceptable return on investment to CSW.

      CSW Energy develops, owns and operates independent power and cogeneration facilities within the United States. Currently, CSW Energy has ownership interests in six electricity generating projects and other projects in various stages of development. CSW International engages in international activities, including developing, acquiring, financing and owning EWGs and FUCOs, either alone or with partners.

      C3 Communications was the first Holding Company Act registrant affiliate communications company to be granted exempt telecommunications company status. C3 Communications has two main lines of business. C3 Communications' Utility Automation Division specializes in providing automated meter reading and related services to investor owned, municipal, and cooperative electric utilities. C3 Communications offers systems to aggregate meter data from a variety of technologies and vendor products which span multiple communication mode infrastructures including broadband, wireless network, power line carrier and telephony-based systems. In January 1997, ChoiceCom was formed to offer local telephone service, long distance, and data communications services to customers in the four-state region where CSW operates, with an emphasis on the business customer market. During its first year, ChoiceCom established operations in Texas and plans to expand to the other three states under a five year business plan.

      EnerShop provides energy services to commercial, industrial, institutional and governmental customers in Texas. These services help reduce customers' operating costs through increased energy efficiencies and improved equipment operations. EnerShop utilizes the skills of local trade allies in offering services that include facility analysis; project management; engineering design, equipment procurement and construction; and performance monitoring.

      CSW Energy Services will spearhead CSW's competitive efforts in the retail electricity markets of states outside of CSW's historical service territories. CSW Energy Services will not only attempt to secure electricity supply business in states which soon will permit retail competition, but will also extend CSW's business reach and name recognition beyond CSW's traditional customer base. In March 1998 CSW Energy Services signed its first major supply contract in California.

      CSW Credit was originally formed to purchase, without recourse, accounts receivable from the U.S. Electric Operating Companies to reduce working capital requirements. In addition, because CSW Credit's capital structure is more leveraged than that of the U.S. Electric Operating Companies, CSW's overall cost of capital is lower. Subsequent to its formation, CSW Credit's business has expanded to include the purchase, without recourse, of accounts receivable from certain non-affiliated parties subject to limitations imposed by the SEC under the Holding Company Act. CSW Leasing has investments in leveraged leases.


COMPETITION AND INDUSTRY CHALLENGES

      Competitive forces at work in the electric utility industry are affecting the CSW System and electric utilities generally. Current legislative and regulatory initiatives are likely to result in even greater competition in both the wholesale and retail markets in the future. As competition in the industry increases, the U.S. Electric Operating Companies will have the opportunity to seek new customers and at the same time be at risk of losing customers to other competitors. Additionally, the U.S. Electric Operating Companies will continue to compete with suppliers of alternative forms of energy, such as natural gas, fuel oil and coal, some of which may be cheaper than electricity. As a whole, the U.S. Electric Operating Companies believe that their prices for electricity and the quality and reliability of their service currently place them in a position to compete effectively in the marketplace. In light of these changes, CSW continues to seek opportunities to expand its business operations that are not regulated by state utility commissions (The foregoing statement constitutes a forward looking statement within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD LOOKING INFORMATION).

       To address the anticipated changes in the electric utility industry and to properly align its business operations with its non-regulated activities, CSW has functionally reorganized its business operations into six distinct lines of business. These business lines fall into both the regulated and non-regulated categories. In addition, given the expected deregulation of the utility industry, certain aspects of the business lines will eventually cease to be regulated. Consequently, CSW's operating structure is designed to accommodate both the current business environment as well as the future. The six business lines are: (i) electricity generation; (ii) energy delivery; (iii) energy services; (iv) international energy operations; (v) energy trading; and (vi) telecommunications.

      For additional information regarding competition and industry challenges, including legislative initiatives at both the state and federal level, see ITEM
7. MD&A.


RATES AND REGULATION

      The CSW System is subject to the jurisdiction of the SEC under the Holding Company Act with respect to the issuance of securities, certain acquisition and divestiture activities, certain affiliate transactions and other matters. The Holding Company Act generally limits the operations of a registered holding company to that of a single integrated public utility system, plus such additional businesses as are functionally related to such system. The U.S. Electric Operating Companies have been classified as public utilities under the Federal Power Act. Accordingly, the FERC has jurisdiction, in certain respects, over their electric utility facilities and operations, wholesale rates, and certain other matters. The U.S. Electric Operating Companies are subject to the jurisdiction of various state commissions as to retail rates, accounting matters, standards of service and, in some cases, issuances of securities, certification of facilities and extensions or divisions of service territories.

      Franchises
      The U.S. Electric Operating Companies hold franchises to provide electric service in various municipalities within their service areas. These franchises have varying provisions and expiration dates including, in some cases, termination and buy-out provisions. CSW considers the U.S. Electric Operating Companies' franchises to be adequate for the conduct of their business.

      Texas Rates - CPL, SWEPCO and WTU
      The Texas Commission has original jurisdiction over retail rates in the unincorporated areas of Texas. The governing bodies of incorporated municipalities have original jurisdiction over rates within their incorporated limits. Municipalities may elect, and some have elected, to surrender this original jurisdiction to the Texas Commission. The Texas Commission has appellate jurisdiction over rates set by incorporated municipalities.

      In Texas, electric service areas are approved by the Texas Commission. A given tract in a utility's overall service area may be certificated to one utility, to one of several competing electric cooperatives or investor owned utilities, to one of the competing municipal electric systems, or it may be certificated to two or more of these entities. The Texas Commission has changed these certificated areas only slightly since 1976.

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

      SEEBOARD Rates/Franchise
      The distribution and supply businesses of SEEBOARD are principally regulated by the Electricity Act of 1989 and by the conditions contained in
SEEBOARD's public electricity supply license. The public electricity supply license generally continues until at least 2025, although it may be revoked upon 25 years prior notice after 2000. In addition, the public electricity supply license may be revoked by the United Kingdom's Secretary of State in certain specified circumstances. At the end of 1997, SEEBOARD had the sole right to supply substantially all of the consumers in its authorized area, except where demand exceeds 100 KW. However, beginning September 1, 1998, on a phased-in basis, the regional electricity companies' supply businesses, including SEEBOARD's, will no longer be protected by a franchise. The original April 1, 1998 start up date to full competition was delayed due to information technology issues.

      Most of the income of the distribution business is regulated by a formula set by the DGES based upon, among other factors, the United Kingdom Retail Price Index. The formula generally sets a cap on the average price per unit of electricity distributed, with allowed annual increases based upon changes in the United Kingdom Retail Price Index plus a percentage factor set from time to time by the DGES. The DGES is not scheduled to review the allowed distribution charges for the regional electricity companies, including SEEBOARD, until 2000, although the DGES may reopen the review before such time under certain circumstances.

      The prices charged by SEEBOARD in its franchise supply business are also determined from a formula set from time to time by the DGES. The formula generally provides for the pass through to customers of certain costs incurred by SEEBOARD in supplying the electricity, which includes electricity purchase costs, transmission charges, and distribution costs, together with an allowed margin as determined by the DGES. All holders of a second-tier license, including SEEBOARD, who supply electricity to non-franchise customers (i.e., demand of 100 KW or above) must pay charges to the host regional electricity company for the use of its distribution network.

      Nuclear Regulation - CPL
      Ownership of an interest in a nuclear generating unit exposes CPL and, indirectly, CSW to regulation not common to a fossil fuel generating unit. Under the Atomic Energy Act of 1954 and the Energy Reorganization Act of 1974, operation of nuclear plants is intensively regulated by the NRC, which has broad power to impose licensing and safety-related requirements. Along with other federal and state agencies, the NRC also has extensive regulations pertaining to the environmental aspects of nuclear reactors. The NRC has the authority to impose fines and/or shut down a unit until compliance is achieved, depending upon its assessment of the severity of the situation. For additional information regarding STP, see ITEM 7. MD&A.

      Environmental Regulation
      For a discussion of regulation by the various environmental agencies that applies to the CSW System, see ENVIRONMENTAL MATTERS below.


FUEL RECOVERY

      The recovery of fuel costs from retail customers by the U.S. Electric Operating Companies is subject to regulation by the state utility commissions in the states in which they operate. All of the U.S. Electric Operating Companies' contracts with their wholesale customers contain FERC approved fuel-adjustment provisions for recovery of fuel costs.

      Texas Fuel Recovery - CPL, SWEPCO and WTU
      Electric utilities in Texas, including CPL, SWEPCO and WTU, are not allowed to make automatic adjustments to recover changes in fuel costs from retail customers. A utility is allowed to recover its known or reasonably predictable fuel costs through a fixed fuel factor. The Texas Commission established procedures whereby each utility under its jurisdiction may petition to revise its fuel factor every six months according to a specified schedule. Fuel factors may also be revised in the case of emergencies or in a general rate proceeding. Fuel factors are in the nature of temporary rates and the utility's collection of revenues by such factors is subject to adjustment at the time of a fuel reconciliation. Under these procedures, at its semi-annual adjustment date, a utility is required to petition the Texas Commission for a surcharge or to make a refund when it has materially under- or over-collected its fuel costs and projects that it will continue to materially under- or over-collect. Material under- or over-collections including interest are defined as variances of four percent or more of the most recent Texas Commission adopted annual estimated fuel cost for the utility. A utility does not have to revise its fuel factor when requesting a surcharge or refund. An interim emergency fuel factor order must be issued by the Texas Commission within 30 days after such petition is filed by the utility. Final reconciliation of fuel costs is made through a reconciliation proceeding, which may contain a maximum of three years and a minimum of one year of reconcilable data, and must be filed with the Texas Commission no later than six months after the end of the period to be reconciled. In addition, a utility must include a reconciliation of fuel costs in any general rate proceeding regardless of the time since its last fuel reconciliation proceeding. Any fuel costs that are determined to be unreasonable in a reconciliation proceeding are not recoverable from retail customers.

      Oklahoma Fuel Recovery - PSO
      In general, MWH sales to PSO's retail customers are made at rates which include a service level fuel cost adjustment factor reflecting the difference between projected fuel and purchased power costs and the fuel rate embedded in PSO's base rates. The factors are determined semi-annually and are based upon projected fuel, natural gas transportation, and purchased power costs. Any difference between projected and actual costs is included in the fuel recovery calculation for future periods. Oklahoma law requires that an examination of

PSO's retail fuel cost adjustment factor be performed annually by the Oklahoma Commission which approves the utility's embedded fuel rate per KWH.

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

      Recoverability of Fuel Costs
      Under current regulation, the U.S. Electric Operating Companies recover all their material fuel costs from their customers. The inability of any U.S. Electric Operating Company to recover its fuel costs under the procedures described above could have a material adverse effect on such company's results of operations and financial condition.

      See ITEM 7. MD&A and ITEM 8-NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for further information with respect to regulatory, rate and fuel proceedings.


FUEL SUPPLY AND PURCHASED POWER

      The U.S. Electric Operating Companies' present net dependable summer rating power generation capabilities and the type of fuel used are set forth in
ITEM 2. PROPERTIES. Information concerning energy sources and cost data for the years 1995 through 1997 is presented in the following tables. In addition, detailed fuel cost and consumption information for 1997 is also presented.

                                           1997   1996   1995
                                         --------------------
CSW
Source of Energy (based on MW)
   Natural Gas                               36%    36%    43%
   Coal                                      41     39     33
   Lignite                                    9      9      9
   Nuclear                                    7      8      7
   Other                                     --      1     --
                                         --------------------
     Total Generated                         93     93     92
   Purchased Power                            7      7      8
                                         --------------------
     Total                                  100%    100%  100%
                                         --------------------
Fuel cost data
  Average Btu per net KWH                10,405 10,440 10,299
  Cost per MMBtu                          $1.83  $1.81  $1.58
  Cost per KWH generated                   1.90   1.89   1.63
                                           cents  cents  cents
  Cost, including purchased power, as a
    percentage of revenue                 38.1%  37.4%  35.0%

                                           1997   1996   1995
                                         --------------------
CPL
Source of Energy (based on MW)
   Natural Gas                               50%    42%    51%
   Coal                                      18     22     20
   Nuclear                                   22     22     23
                                         --------------------
     Total Generated                         90     86     94
   Purchased Power                           10     14      6
                                         --------------------
     Total                                  100%   100%   100%
                                         --------------------
Fuel cost data
  Average Btu per net KWH                10,386 10,391 10,175
  Cost per MMBtu                          $1.83  $1.62  $1.37
  Cost per KWH generated                   1.90   1.68   1.39
                                          cents  cents  cents
  Cost, including purchased power, as a
    percentage of revenue                 32.9%  30.8%  28.7%

PSO
Source of Energy (based on MW)
   Natural Gas                               39%    43%    56%
   Coal                                      48     46     37
                                         --------------------
     Total Generated                         87     89     93
   Purchased Power                           13     11      7
                                         --------------------
     Total                                  100%   100%   100%
                                         --------------------
Fuel cost data
  Average Btu per net KWH                10,264 10,225 10,151
  Cost per MMBtu                          $1.98  $2.04  $1.73
  Cost per KWH generated                   2.03   2.09   1.75
                                          cents  cents  cents
  Cost, including purchased power, as a
    percentage of revenue                 46.4%  45.1%  43.0%

SWEPCO
Source of Energy (based on MW)
   Natural Gas                               12%    15%    18%
   Coal                                      52     45     45
   Lignite                                   26     26     27
   Other                                     --      4     --
                                         --------------------
     Total Generated                         90     90     90
   Purchased Power                           10     10     10
                                         --------------------
     Total                                  100%   100%   100%
                                         --------------------
Fuel cost data
  Average Btu per net KWH                10,554 10,606 10,531
  Cost per MMBtu                          $1.69  $1.76  $1.61
  Cost per KWH generated                   1.79   1.87   1.70
                                          cents  cents  cents
  Cost, including purchased power, as a
    percentage of revenue                 43.4%  45.1%  40.3%

                                           1997   1996   1995
                                         --------------------
WTU
Source of Energy (based on MW)
   Natural Gas                               37%    46%    58%
   Coal                                      36     35     32
                                         --------------------
     Total Generated                         73     81     90
   Purchased Power                           27     19     10
                                         --------------------
     Total                                  100%   100%   100%
                                         --------------------
Fuel cost data
  Average Btu per net KWH                10,275 10,568 10,370
  Cost per MMBtu                          $1.98  $2.01  $1.83
  Cost per KWH generated                   2.03   2.12   1.90
                                          cents  cents  cents
  Cost, including purchased power, as a
    percentage of revenue                 42.6%  43.5%  42.1%


                   1997
Fuel Type          Cost         1997 Consumption
                   per MMbtu      (millions)
------------------------------------------------
                            MMbtus  Mcfs    Tons

CSW
  Natural gas      $2.67      254    249
  Coal              1.45      280             16
  Lignite           1.19       65              5
  Nuclear           0.51       52
   Composite        1.83

CPL
  Natural gas      $2.53      124    121
  Coal              1.38       41              2
  Nuclear           0.51       52
   Composite        1.83

PSO
  Natural gas       $2.89      67     65
  Coal               1.22      81              4
   Composite         1.98
SWEPCO
  Natural gas       $2.65      32     32
  Coal               1.69     129              8
  Lignite            1.19      65              5
   Composite         1.69

WTU
  Natural gas       $2.81      31     31
  Coal               1.09      29              2
   Composite         1.98

      Natural Gas
      The U.S. Electric Operating Companies purchase their natural gas from a number of suppliers operating in and around their service territories. In 1997, approximately 36% of the U.S. Electric Operating Companies' total natural gas purchases were made under long-term contracts and approximately 64% came from short-term contracts and spot market purchases.

      CPL
      CPL's eight gas-fired electric generating plants are supplied by a portfolio of long-term and short-term natural gas purchase agreements through multiple natural gas pipeline systems. Approximately 48% of CPL's total natural gas requirements in 1997 were purchased under long-term arrangements representing both purchase obligations and discretionary purchases. The balance of CPL's natural gas requirements was acquired under short-term arrangements from the spot market.

      PSO
      PSO's six gas-fired electric generating plants are supplied by a portfolio of long-term and short-term natural gas purchase agreements. In 1997, approximately 37% of PSO's natural gas requirements were provided under firm contracts with the remaining requirements acquired from the spot market. In order to comply with an Oklahoma Commission order issued in 1991, PSO has contracted with two pipeline suppliers to connect to four of the natural gas-fired generating units. Duke Energy Field Services, Inc. is now connected to Riverside Power Station, and ONEOK Gas Marketing Company is connected to Riverside Power Station, Northeastern Power Station, Southwestern Power Station and Tulsa Power Station. Transok, a former affiliate, is still connected to all six plants. These additional connections will give PSO greater access to competitive supplies.

      SWEPCO
      SWEPCO purchased approximately 97% of its natural gas requirements in 1997 pursuant to spot purchase contracts. Since SWEPCO's five gas-fired electric generating plants are used primarily for peaking requirements, a majority of SWEPCO's natural gas requirements will continue to be purchased on the spot market and will be subject to market conditions.

      WTU
      WTU purchases its natural gas requirements from numerous suppliers. The long-term purchase contract with Lone Star Gas Company was renegotiated into a long-term transportation agreement with Lone Star Pipeline Company during the latter part of 1997. This new agreement will allow WTU to buy natural gas from alternative suppliers. In 1997, WTU purchased approximately 22% of its natural gas requirements under firm contracts with Lone Star Gas Company, and the remaining 78% was purchased from a number of suppliers on the spot market.

      Coal and Lignite
      The U.S. Electric Operating Companies purchase coal from a number of suppliers. In 1997, the U.S. Electric Operating Companies purchased approximately 86% of their total coal purchases under long-term contracts with the balance procured on the spot market. The coal for the CSW U.S. Electric System plants comes primarily from Wyoming and Colorado mines which are located between 1,000 and 1,700 rail miles from the generating plants.

      Oklaunion - CPL, PSO and WTU
      The jointly-owned Oklaunion plant purchases coal under a coal supply contract with Caballo Coal Company which accounts for approximately 68% of the total 1997 Oklaunion coal requirements for WTU, 68% for CPL and 69% for PSO with the balance procured on the spot market. As of December 31, 1997, CPL's share of the year-end 1997 coal inventory at Oklaunion was approximately 22,000 tons, representing a 29-day supply. PSO's share was approximately 41,000 tons, representing a 27-day supply. WTU's share was approximately 178,000 tons, representing a 33-day supply.

      Burlington Northern supplies railcars to Oklaunion for the transportation of coal pursuant to a tariff filed with the Interstate Commerce Commission, whose authority in the matter was transferred to the STB effective January 1, 1996. In a decision issued May 3, 1996, the STB declared the rate set forth in Burlington Northern's tariff of $19.36 per ton to be unreasonably high and imposed a maximum rate of $13.68 per ton. On July 2, 1996, Burlington Northern established the new rate for the transportation of coal to Oklaunion. Burlington Northern appealed the May 3, 1996 decision and a related June 25, 1996 decision to the U.S. Court of Appeals for the District of Columbia Circuit. On May 23, 1997, the STB decisions were upheld. Subsequently, on October 24, 1997, the STB ordered Burlington Northern to pay reparations, including interest, to WTU on or before November 24, 1997. On November 24, 1997, Burlington Northern paid WTU approximately $12.4 million. WTU's share of this amount was $7 million; PSO's share was $1.9 million; CPL's share was approximately $1 million, and the outside participants' share was $2.5 million. WTU, CPL and PSO each credited its respective fuel expense in November 1997 for the refund amounts.

      Coleto Creek - CPL
      CPL has a long-term coal supply agreement with Colowyo Coal Company covering approximately 25% of the coal requirements of its Coleto Creek plant. During 1997, this agreement was suspended and replaced with an agreement pursuant to which both coal and coal transportation, using CPL-owned railcars, were provided by Colowyo Coal Company, which, in turn, entered into transportation agreements with Southern Pacific Transportation Company. Approximately 83% of Coleto Creek's deliveries were furnished under this agreement. The balance of the plant's coal deliveries resulted from spot purchases of Powder River Basin coal that was delivered under spot rail transportation agreements. Additionally, approximately 26,000 tons of coal were purchased from a supplier in Columbia and transported via ship to the Port of Corpus Christi where it was then transferred by train to the plant. At December 31, 1997, CPL had approximately 144,000 tons of coal in inventory at Coleto Creek, representing a 21-day supply.

      During 1998, CPL intends to purchase Powder River Basin coal on the spot market for approximately 50% of the Coleto Creek plant requirements and will transport such coal pursuant to a rail transportation agreement with Union Pacific. The remainder of CPL's coal will be purchased from the Colowyo Coal Company. This coal will also be transported by Union Pacific. As a result of the recent merger between Union Pacific and the Southern Pacific Transportation Company, Union Pacific is currently the only rail carrier with access to the Coleto Creek Plant. In 1994, CPL instituted a proceeding at the Interstate Commerce Commission requesting a reasonable rate for the 16 miles transported from Victoria, Texas to Coleto Creek. Southern Pacific Transportation Company moved to dismiss the complaint and, in a decision issued December 31, 1996, the STB granted the motion. CPL has appealed this decision to the U.S. Court of Appeals for the Eighth Circuit.

      Northeastern Station - PSO
      PSO has a contract with Kerr-McGee Coal Corporation, which substantially covers the coal supply for PSO's Northeastern Station coal units through at least 2004. Coal delivery is by unit trains from mines located in the Gillette, Wyoming vicinity, a distance of about 1,100 rail miles from Northeastern Station. PSO owns sufficient railcars for operation of six unit trains. Coal is transported to Northeastern Station pursuant to a long-term contract with Burlington Northern. The plant is also equipped to accept deliveries from Union Pacific. At December 31, 1997, PSO had approximately 269,000 tons of coal in inventory at Northeastern Station representing a 22-day supply.

      Welsh and Flint Creek - SWEPCO
      The long-term coal supply for SWEPCO's Welsh plant and its 50% owned Flint Creek plant is provided under a contract with Cyprus/Amax. Coal under this contract is mined near Gillette, Wyoming, a distance of about 1,500 and 1,100 miles, respectively, from the Welsh and Flint Creek plants. Coal is delivered to the plants under rail transportation contracts with Burlington Northern and the Kansas City Southern Railroad Company having expiration dates ranging between 1997 and 2007. SWEPCO owns or leases under long-term leases sufficient railcars and spares for operation of fifteen unit trains. SWEPCO has supplemented its railcar fleet from time to time with short-term leases. At December 31, 1997, SWEPCO had coal inventories of approximately 502,000 tons at Welsh representing a 25-day supply and approximately 179,000 tons at Flint Creek representing a 24-day supply. See ITEM 8-NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS and NOTE
3. COMMITMENTS AND CONTINGENT LIABILITIES for additional information.

      Pirkey and Dolet Hills - SWEPCO
      SWEPCO has acquired lignite leases covering an aggregate of about 27,000 acres near the Henry W. Pirkey power plant. Sabine Mining Company is the contract miner of these reserves. At December 31, 1997, approximately 231,000 tons of lignite were in SWEPCO's inventory at the Pirkey plant representing a 19-day supply. Another 25,000 acres are jointly leased in equal portions by SWEPCO and CLECO in the Dolet Hills area of Louisiana near Dolet Hills Power Plant. The DHMV is the contract miner for these reserves. At December 31, 1997, SWEPCO had 161,000 tons of lignite in inventory at the Dolet Hills plant representing a 28-day supply. In the opinion of the management of SWEPCO, the acreage under lease in these areas contains sufficient reserves to cover the anticipated lignite requirements for the estimated useful lives of the lignite-fired plants.

      Nuclear Fuel - CPL
      The supply of fuel for STP involves a complex process. This process includes the acquisition of uranium concentrate, the conversion of uranium concentrate to uranium hexafluoride, the enrichment of uranium hexafluoride into the isotope U235, the fabrication of the enriched uranium into fuel rods and incorporation of fuel rods into fuel assemblies. The fuel assemblies are the final product loaded into the reactor core. The time associated with this process requires that fuel decisions be made years in advance of the actual need to refuel the reactor. Fuel requirements for STP are being handled by the STPNOC.

      Outages are necessary approximately every 18 months for refueling. Because STP's fuel costs are significantly lower than any of the other CPL units, CPL's average fuel costs are expected to be higher whenever an STP unit is down for refueling or maintenance.

      CPL and the other STP participants have entered into contracts with suppliers for 100% of the uranium concentrate sufficient for the operation of both STP units through April 2001, with additional flexible contracts to provide 69% of the uranium concentrate needed for STP through 2002. In addition, CPL and the other STP participants have entered into contracts with suppliers for 100% of the nuclear fuel conversion service sufficient for the operation of both STP units through November 1998, with additional flexible contracts to provide at least 50% of the conversion service needed for STP through 2002. Enrichment contracts were secured for a 30-year period from the initial operation of each unit. The STP participants have canceled the enrichment requirements for the period from October 2000 to September 2007 under a ten-year no-cost termination provision of the enrichment contracts. The STP participants believe that other, lower cost options will be available in the future. CPL and the other STP participants have entered into additional flexible contracts to provide enrichment service from October 2000 to December 2004. Also, nuclear fuel fabrication services have been contracted for operation through 2005 for Unit 1 and 2006 for Unit 2. Although CPL and the other STP owners cannot predict the availability of uranium and related services, CPL and the other STP owners do not currently expect to have difficulty obtaining uranium and related services required for the remaining years of STP operation.

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

      The Nuclear Waste Policy Act of 1982, as amended, requires the DOE to develop a permanent high level waste disposal facility for the storage of spent nuclear fuel by 1998. The DOE last estimated that the permanent facility will be available in 2010. The DOE will take possession of all spent fuel generated at STP as a result of a contract CPL and other STP participants have entered into with the DOE. STP has on-site storage facilities with the capability to store all the spent nuclear fuel generated by the STP units over their lives. Therefore, the DOE delay in providing the disposal facility will not impact the operation of the STP units. Under provisions of the Nuclear Waste Policy Act of 1992, a one-mill per KWH assessment on electricity generated and sold from nuclear reactors funds the DOE waste disposal program.

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

      The Registrants are unable to predict the future cost of fuel (The foregoing statements constitute forward looking statements within the meaning of
Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD LOOKING INFORMATION). See ITEM 7. MD&A and ITEM 8-NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for additional information concerning fuel costs.

      Power Purchases and Sales
      The U.S. Electric Operating Companies serve various municipalities, electric cooperatives and public power authorities. The U.S. Electric Operating Companies exchange power with various neighboring electric systems and engage in electric interchanges with each other. In addition, they contract with certain suppliers including power marketers and independent power producers for the purchase or sale of capacity, firm energy, responsive reserves and other wholesale services.

      CPL - Magic Valley Electric Cooperative
      CPL's largest wholesale customer, Magic Valley Electric Cooperative, is currently served under an agreement that requires a five year notice of termination. During 1996, the cooperative exercised such notice of termination. Magic Valley Electric Cooperative's contract will expire July 23, 2001. During 1997, Magic Valley Electric Cooperative purchased 755 million KWHs from CPL which represents 43% of CPL's sales for resale but only 3% of CPL's total sales.

      WTU - Weatherford and Hearne
      WTU began wholesale service to a new customer, the City of Weatherford, Texas, in January 1997. Service to the City of Weatherford for its load of approximately 55 MW will continue through the year 2001. WTU will begin wholesale service to a new customer, the City of Hearne, Texas, in April 1998. Service to the City of Hearne for its load of approximately 12 MW will continue through March 2003.


ENVIRONMENTAL MATTERS

      The CSW System is subject to regulation with respect to air and water quality, solid waste standards and other environmental matters by various governmental authorities. These authorities have continuing jurisdiction in most cases to require modifications in facilities and operations. Any such changes in environmental statutes or regulations could require substantial additional expenditures to modify the CSW System's facilities and operations and could have a material adverse effect on CSW and each of the U.S. Electric Operating Companies' results of operations and financial condition. Violations of environmental statutes or regulations can result in fines and other costs.

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

      In 1990, the U.S. Congress amended the Clean Air Act. CAAA places restrictions on the emission of sulfur dioxide from gas-, coal- and lignite-fired generating plants. Beginning in the year 2000, the U.S. Electric Operating Companies will be required to hold allowances in order to emit sulfur dioxide. The EPA issues allowances to owners of existing generating units based on historical operating conditions. Based on the CSW U.S. Electric System facilities plan, CSW believes that the U.S. Electric Operating Companies' allowances are adequate to meet their needs at least through 2008. Public and private markets are developing for trading of excess allowances.

      As a result of requirements imposed by the CAAA, CSW spent approximately $16 million over the three year period from 1995 to 1997 for annual testing of, software modifications to, and maintenance of continuous emission monitoring equipment. Approximately $0.6 million of this amount was spent in 1997.
Similarly, the expenditures for each of the U.S. Electric Operating Companies are presented in the following table.

                                      CPL     PSO    SWEPCO    WTU
                                    -------------------------------
                                               (thousands)

Total expenditures (1995-1997)       $530     $310    $469     $295
Expenditures in 1997                  194      100     166      102

       The CAAA also directed the EPA to issue regulations governing nitrogen oxide emissions and requiring government studies to determine what controls, if any, should be imposed on utilities to control toxic air emissions. The acid rain rules have not been released. Accordingly, the impact on CSW and the U.S. Electric Operating Companies cannot be determined at this time.

       Under the Acid Rain Title IV rules of the CAAA for nitrogen oxide control for coal units, the U.S. Electric Operating Companies have elected alternate standards for their units under an optional provision regarding emission limits. This will eliminate any capital expenses through 2007, if the alternate standards are met. Approximately $150,000 was expended in 1997 towards optimizing nitrogen oxide emissions at the coal units to safeguard against exceeding those limits.

       There is a legislative initiative in Texas to have older units, which were grandfathered under the CAAA, operate under permits and reduce emissions. Based upon reduction levels being discussed, the U.S. Electric Operating Companies' cost could be approximately $131 million. The time frame has not been established for these controls. The issue will be considered in the 1999 Texas legislative session.

      The EPA recently promulgated revised, more stringent ambient air quality standards for ozone and particulates. While these standards do not mandate emission levels for facilities such as electricity generating power plants, they may result in more areas being designated as non-attainment for these two pollutants. States will be required to develop strategies to achieve compliance in these areas, strategies that may include lower emission levels for electricity generating power plants, possibly including facilities within the CSW System. The impact, if any, on CSW or the U.S. Electric Operating Companies cannot yet be determined, but the impact could be significant.

      At the Kyoto Conference on Global Warming held in December 1997, U.S. representatives agreed to a treaty which could require new limitations on "greenhouse gases" from power plants. CSW and the U.S. Electric Operating companies could be affected if this treaty is approved by Congress in its present form. The impact, if any, on CSW or the U.S. Electric Operating Companies cannot yet be determined, but the impact could be significant.

      Water Quality
      Water quality is subject to the jurisdiction of each of the state regulatory authorities in which the U.S. Electric Operating Companies operate as well as the EPA. These authorities have jurisdiction over all wastewater discharges into state waters, establish water quality standards and issue waste control permits covering discharges which might affect the quality of state waters. The EPA has jurisdiction over point source discharges through the National Pollutant Discharge Elimination System provisions of the Clean Water Act.

      RCRA and CERCLA
      The RCRA and the Arkansas, Louisiana, Oklahoma and Texas solid waste rules provide for comprehensive control of all solid wastes from generation to final disposal. The appropriate state regulatory authorities in the states in which the U.S. Electric Operating Companies operate have received authorization from the EPA to administer the RCRA solid waste control program for their respective states.

      The operations of the U.S. Electric Operating Companies, like those of other utility systems, generally involve the use and disposal of substances subject to environmental laws. CERCLA, the federal "Superfund" law, addresses the cleanup of sites contaminated by hazardous substances. Superfund requires that PRPs fund remedial actions regardless of fault or the legality of past disposal activities. PRPs include owners and operators of contaminated sites and transporters and/or generators of hazardous substances. Many states have similar laws. Theoretically, any one PRP can be held responsible for the entire cost of a cleanup. Typically, however, cleanup costs are allocated among PRPs.

      CSW's subsidiaries incur significant costs for the handling, transportation, storage and disposal of hazardous and non-hazardous waste materials. Unit costs for waste classified as hazardous exceed by a substantial margin unit costs for waste classified as non-hazardous.

      The U.S. Electric Operating Companies, like other electric utilities, produce combustion and other generation by-products, such as ash, sludge, slag, low-level radioactive waste and spent nuclear fuel. The U.S. Electric Operating Companies own distribution poles treated with creosote or other substances. The EPA currently exempts coal combustion by-products from regulation as hazardous wastes. Distribution poles treated with creosote or other substances are not expected to exhibit characteristics that would cause them to be hazardous waste. In connection with their operations, the U.S. Electric Operating Companies also have used asbestos, PCBs and materials classified as hazardous waste. If additional by-products or other materials generated or used by companies in the CSW U.S. Electric System were reclassified as hazardous wastes, or other new laws or regulations concerning hazardous wastes were put into effect, CSW System disposal and remedial costs could increase materially. The EPA is expected to issue new regulations stating whether certain other materials will be classified as hazardous.

      SEEBOARD
      SEEBOARD's operations are subject to regulation with respect to water quality standards and other environmental matters by various authorities within the United Kingdom. Under certain circumstances, these authorities may require modifications to SEEBOARD's facilities and operations or impose fines and other costs for violations of applicable statutes and regulations. From time to time SEEBOARD is made aware of various environmental issues or is named as a party to various legal claims, actions, complaints or other proceedings related to environmental matters. Management does not expect disposition of any such pending environmental proceedings to have a material adverse effect on CSW's consolidated results of operations or financial condition.

      PSO Sand Springs/Grandfield, Oklahoma Sites
      In 1989, PSO found some PCB contamination in a Sand Springs, Oklahoma PCB storage facility. The EPA-approved cleanup began in 1994. In 1996, the EPA filed a complaint against PSO alleging that PSO failed to comply with provisions of the Toxic Substances Control Act. The complaint has three counts, two of which pertain to the Sand Springs facility and the third of which deals with a substation in Grandfield, Oklahoma. The EPA alleges improper disposal of PCBs at the Sand Springs site due to the length of time between discovery of the contamination and the actual cleanup at the site. The complaint at the Grandfield site alleges failure to date PCB articles at the site. The total proposed penalty for the three counts, which was accrued by PSO in 1996, was $479,000. PSO settled all claims in the suit in March, 1998. The settlement did not have a material adverse effect on CSW's or PSO's results of operations or financial condition.

      PSO Compass Industries Superfund Site
      PSO has received notice from the EPA that it is a PRP under CERCLA and may be required to share in the reimbursement of cleanup costs for the Compass Industries Superfund site which has been remediated. PSO has been named defendant in a lawsuit filed in Federal District Court in Tulsa, Oklahoma on August 29, 1994, for reimbursement of the cleanup costs. PSO's degree of responsibility, if any, is believed to be insignificant, and management expects that PSO will have an opportunity to pay its share of costs and remove itself from the case. Accordingly, in 1995, PSO accrued $100,000 for this matter.

      On March 19, 1996, a district judge ruled in favor of the defendants and determined that the plaintiffs do not have a cause of action under CERCLA. The plaintiffs may have a claim to funds expended after August 29, 1991. This greatly reduces PSO's exposure since most of the remediation was completed prior to this date. In October, 1996, the plaintiffs appealed this ruling, and PSO is awaiting the outcome of this matter.

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

      The MDEQ has not agreed to a non-residential future land use scenario and has requested further testing. Following the additional testing and resolution of whether cleanup must meet a residential usage scenario or a commercial/industrial scenario, a feasibility study will be conducted to more definitively evaluate remedial strategies for the property. The feasibility study process will require public input prior to a final decision being made.

      At the present time, SWEPCO has not had any further substantive discussions with MDEQ regarding the ultimate resolution of this issue. Therefore, a final range of cleanup costs is not yet determinable. SWEPCO has incurred approximately $200,000 to date for its portion of the cleanup of this site, and based on its preliminary estimates, anticipates that an additional $2 million may be incurred. Accordingly, SWEPCO has accrued $2 million for the cleanup of the site.

      SWEPCO Voda Petroleum Superfund Site
      In April  1996,  SWEPCO  received  correspondence  from the EPA  notifying
SWEPCO that it is a PRP to a cleanup action planned for the Voda Petroleum Superfund Site located in Clarksville, Texas. SWEPCO is conducting a records review to compile documentation relating to SWEPCO's past use of the Voda Petroleum site. The proposed cleanup of the site is estimated by the EPA to cost approximately $2 million and to take approximately twelve months to complete. An option for over 30 PRPs to conduct the cleanup in lieu of the EPA conducting the cleanup is under consideration. Any SWEPCO liability associated with this project is not expected to have a material adverse effect on its results of operations or financial condition.

      EMFs
      Research is ongoing whether exposure to EMFs may result in adverse health effects. Although earlier studies suggested a correlation between EMFs and some types of effects, the research to date has not established a cause-and-effect relationship between EMFs and adverse health effects from electric lines. Recently, more comprehensive studies have failed to show any correlation. CSW cannot predict the impact on CSW or the electric utility industry if further investigations or proceedings were to establish that the present electricity delivery system is contributing to increased risk or incidence of health problems.

      Other Environmental Matters
      From time to time the Registrants are made aware of various other environmental issues or are named as parties to various other legal claims, actions, complaints or other proceedings related to environmental matters. Management does not expect disposition of any such pending environmental proceedings to have a material adverse effect on CSW's or any of the U.S. Electric Operating Companies' results of operations or financial condition.

      See ITEM 7. MD&A, ITEM 8-NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS and NOTE 3. COMMITMENTS AND CONTINGENT LIABILITIES, for additional information relating to environmental matters.

OPERATING INFORMATION - U.S. ELECTRIC OPERATING COMPANIES

CSW
(excludes SEEBOARD)
                                                     1997    1996     1995
                                                  ------------------------

Kilowatt-hour sales (millions)
   Residential                                     17,995  17,883   16,872
   Commercial                                      14,546  14,256   13,755
   Industrial                                      21,087  20,266   19,321
   Other retail                                     1,705   1,592    1,518
                                                  ------------------------
   Sales to retail customers                       55,333  53,997   51,466
   Sales for resale                                 7,824   8,428    8,468
                                                  ------------------------
   Total                                           63,157  62,425   59,934
                                                  ------------------------


Average number of electric customers (thousands)
   Residential                                      1,462   1,443   1,425
   Commercial                                         214     210     206
   Industrial                                          23      24      24
   Other                                               13      13      13
                                                  -----------------------
   Total                                            1,712   1,690   1,668
                                                  -----------------------


Revenue per KWH (cents)
   Residential                                       6.96    6.95    6.75
   Commercial                                        6.13    6.12    5.89
   Industrial                                        3.85    3.85    3.63
   Sales for Resale                                  3.11    3.03    2.65


Peak Load and Capability
   Net system capability (MW) (1)                  14,290  14,377   14,168
   Maximum coincident system demand (MW)           13,105  12,613   12,314
   Percentage increase in peak demand
     over prior period                               3.9%    2.4%     7.7%
   Generation at time of peak (MW)                 12,817  11,625   12,053
   Percent of peak demand generated                 97.8%   92.2%    97.9%
   Net purchases at time of peak (MW)                 288     988      261
   Percent of net purchases at time of peak          2.2%    7.8%     2.1%
   Date of maximum coincidentsystem demand         July 28 July 22  July 28

The preceding table sets forth (i) the net system capability, including the net amounts of contracted purchases and contracted sales, at the time of peak demand, (ii) the maximum coincident system demand on a one-hour integrated basis, exclusive of sales to other electric utilities and (iii) the respective amounts and percentages of peak demand generated and net purchases and sales.

(1)Does not include 310 MW of system capability in storage and 156 MW of system capability in 1997 as described in ITEM 2. PROPERTIES, 358 MW of system capability in storage in 1996, 392 MW of system capability in storage in 1995 and 54 MW of SWEPCO capability in 1995 that was not available at the peak due to fuel procurement issues.

CPL
                                                     1997    1996     1995
                                                  ------------------------

Kilowatt-hour sales (millions)
   Residential                                      6,771   6,680    6,223
   Commercial                                       4,846   4,773    4,656
   Industrial                                       7,999   7,610    7,250
   Other retail                                       486     499      465
                                                  ------------------------
   Sales to retail customers                       20,102  19,562   18,594
   Sales for resale                                 1,737   2,029    1,680
                                                  ------------------------
   Total                                           21,839  21,591   20,274
                                                  ------------------------


Average number of electric customers
   Residential                                    538,700 536,500  526,900
   Commercial                                      79,700  78,900   77,700
   Industrial                                       5,600   5,700    5,700
   Other                                            3,900   3,900    3,600
                                                  ------------------------
   Total                                          627,900 625,000  613,900
                                                  ------------------------


Revenue per KWH (cents)
  Residential                                        7.99    7.92     7.48
  Commercial                                         8.26    8.13     7.63
  Industrial                                         4.13    4.05     3.53
  Sales for resale                                   4.06    3.56     3.10


Peak Load and Capability
  Net system capability (MW) (1)                    4,319   4,380    4,200
  Maximum coincident system demand (MW)             4,232   4,046    3,862
  Percentage increase in peak demand
    over prior period                                4.6%    4.8%     3.5%
  Generation at time of peak (MW)                   4,227   3,484    3,846
  Percent of peak demand generated                  99.9%   86.1%    99.6%
  Net purchases at time of peak (MW)                    5     562       16
  Percent of net purchases at time of peak           0.1%   13.9%     0.4%
  Date of maximum coincident system demand       August 20 August 13 July 26

The preceding table sets forth (i) the net system capability, including the net amounts of contracted purchases and contracted sales, at the time of peak demand, (ii) the maximum coincident system demand on a one-hour integrated basis, exclusive of sales to other electric utilities and (iii) the respective amounts and percentages of peak demand generated and net purchases and sales.

(1)Does not include 60 MW of system capability in storage in 1997 as described in ITEM 2. PROPERTIES, 108 MW of system capability in storage in 1996 and 142 MW of system capability in storage in 1995.

PSO
                                                     1997    1996     1995
                                                  ------------------------

Kilowatt-hour sales (millions)
   Residential                                      5,054   5,098    4,753
   Commercial                                       4,698   4,621    4,427
   Industrial                                       4,714   4,581    4,307
   Other retail                                       192      81       80
                                                  ------------------------
   Sales to retail customers                       14,658  14,381   13,567
   Sales for resale                                   958   1,487    1,617
                                                  ------------------------
   Total                                           15,616  15,868   15,184
                                                  ------------------------


Average number of electric customers
   Residential                                    419,600 414,800  411,000
   Commercial                                      55,300  54,400   53,800
   Industrial                                       5,100   5,200    5,200
   Other                                            1,400   1,400    1,400
                                                  ------------------------
   Total                                          481,400 475,800  471,400
                                                  ------------------------


Revenue per KWH (cents)
   Residential                                       5.88    5.89     5.89
   Commercial                                        4.82    4.80     4.76
   Industrial                                        3.44    3.45     3.43
   Sales for Resale                                  3.23    2.64     2.12


Peak Load and Capability
   Net system capability (MW) (1)                   3,882   3,848    3,759
   Maximum coincident system demand (MW)            3,474   3,360    3,292
   Percentage  increase  in  peak  demand
     over prior period                               3.4%    2.1%     3.9%
   Generation at time of peak (MW)                  3,376   3,009    3,025
   Percent of peak demand generated                 97.2%   89.6%    91.9%
   Net purchases at time of peak (MW)                  98     351      267
   Percent of net purchases at time of peak          2.8%   10.4%     8.1%
   Date of maximum coincident system demand       July 28  August 7 August 28

The preceding table sets forth (i) the net system capability, including the net amounts of contracted purchases and contracted sales, at the time of peak demand, (ii) the maximum coincident system demand on a one-hour integrated basis, exclusive of sales to other electric utilities and (iii) the respective amounts and percentages of peak demand generated and net purchases and sales.

(1)Does not include 250 MW of system capability in storage in 1997 as described in ITEM 2. PROPERTIES, and 250 MW of system capability in storage in 1996 and 1995.

SWEPCO
                                                     1997    1996     1995
                                                  ------------------------

Kilowatt-hour sales (millions)
   Residential                                      4,549   4,487    4,406
   Commercial                                       3,780   3,658    3,521
   Industrial                                       6,968   6,833    6,531
   Other retail                                       445     432      424
                                                  ------------------------
   Sales to retail customers                       15,742  15,410   14,882
   Sales for resale                                 6,791   6,395    5,002
                                                  ------------------------
   Total                                           22,533  21,805   19,884
                                                  ------------------------


Average number of electric customers
   Residential                                    356,600 353,200  349,000
   Commercial                                      50,800  49,600   48,600
   Industrial                                       5,800   5,900    5,800
   Other                                            2,700   2,600    2,600
                                                  ------------------------
   Total                                          415,900 411,300  406,000
                                                  ------------------------


Revenue per KWH (cents)
   Residential                                       6.37    6.46     6.32
   Commercial                                        5.08    5.19     5.03
   Industrial                                        3.78    3.85     3.77
   Sales for Resale                                  2.16    2.11     1.89


Peak Load and Capability
   Net system capability (MW) (1)                   4,636   4,554    4,783
   Maximum coincident system demand (MW)            4,157   4,018    3,932
   Percentage increase in peak demand
     over prior period                               3.5%    2.2%    11.5%
   Generation at time of peak (MW)                  3,839   3,608    4,022
   Percent of peak demand generated                 92.4%   89.8%   102.3%
   Net purchases at time of peak (MW)                 318     410     (90)
   Percent of net purchases at time of peak          7.6%   10.2%   (2.3)%
   Date of maximum coincident system demand         July 28 July 22  July 28

The preceding table sets forth (i) the net system capability, including the net amounts of contracted purchases and contracted sales, at the time of peak demand, (ii) the maximum coincident system demand on a one-hour integrated basis, exclusive of sales to other electric utilities and (iii) the respective amounts and percentages of peak demand generated and net purchases and sales.

(1)Does not include 54 MW of system capability in storage in 1995 that was not available at the peak due to fuel procurement issues.

WTU
                                                     1997    1996     1995
                                                  ------------------------

Kilowatt-hour sales (millions)
   Residential                                      1,622   1,620    1,490
   Commercial                                       1,223   1,203    1,152
   Industrial                                       1,406   1,241    1,233
   Other retail                                       580     581      549
                                                  ------------------------
   Sales to retail customers                        4,831   4,645    4,424
   Sales for resale                                 2,504   2,411    2,268
                                                  ------------------------
   Total                                            7,335   7,056    6,692
                                                  ------------------------


Average number of electric customers
   Residential                                    146,900 146,500  145,700
   Commercial                                      27,800  27,600   27,000
   Industrial                                       6,000   6,300    7,400
   Other                                            6,000   5,700    5,600
                                                  ------------------------
   Total                                          186,700 186,100  185,700
                                                  ------------------------


Revenue per KWH (cents)
   Residential                                       7.68    7.67     7.67
   Commercial                                        5.99    6.02     5.76
   Industrial                                        4.05    4.22     4.17
   Sales for Resale                                  3.55    3.69     3.26


Peak Load and Capability
   Net system capability (MW) (1)                   1,453   1,595    1,426
   Maximum coincident system demand (MW)            1,481   1,433    1,435
   Percentage increase (decrease) in peak
     demand over prior period                        3.3%  (0.1)%    13.7%
   Generation at time of peak (MW)                    865   1,048    1,167
   Percent of peak demand generated                 58.4%   73.1%    81.3%
   Net purchases at time of peak (MW)                 616     385      268
   Percent of net purchases at time of peak         41.6%   26.9%    18.7%
   Date of maximum coincident system demand   September 17  July 8  July 28

The preceding table sets forth (i) the net system capability, including the net amounts of contracted purchases and contracted sales, at the time of peak demand, (ii) the maximum coincident system demand on a one-hour integrated basis, exclusive of sales to other electric utilities and (iii) the respective amounts and percentages of peak demand generated and net purchases and sales.

(1)   Does not include 156 MW of system capability for 1997 as described in
   ITEM 2. PROPERTIES.

EMPLOYEES AND EXECUTIVE OFFICERS

      The number of employees in the CSW System at December 31, 1997 is presented in the table below. Of the employees listed below, 565 of the positions at PSO and 805 of the positions at SWEPCO are covered under collective bargaining agreements with the IBEW. In addition, 2,456 employees at SEEBOARD are covered by collective agreements with several different unions. These unions include the Amalgamated Electrical and Engineering Union, GMB, EMA, Unison and the Transport and General Workers Union. For information related to ongoing union negotiations at PSO, reference is made to ITEM 7. MD&A.

                              CSW SYSTEM EMPLOYEES
                       CPL                             1,668
                       PSO                             1,273
                       SWEPCO                          1,529
                       WTU                               907
                       SEEBOARD                        4,161
                       CSW Services                    1,553
                       Other Non-Regulated Businesses    324
                                                      ------
                                                      11,415
                                                      ------


EXECUTIVE OFFICERS   Age at
                    March 1,            Present Position
                      1998
-------------------------------------------------------------------------------

E. R. Brooks           60      Chairman,  CEO and Director

T. V. Shockley, III    52      President, Chief Operating Officer and Director

Glenn Files            50      Senior Vice President, Electric Operations

Ferd. C. Meyer, Jr.    57      Executive Vice President and General Counsel

Glenn D. Rosilier      50      Executive Vice President and Chief Financial
                                   Officer

Thomas M. Hagan        53      Senior Vice President, External Affairs

Venita McCellon-Allen  38      Senior Vice President, Customer Relations and
                                   Corporate Development and Assistant Corporate Secretary

Kenneth C. Raney       46      Vice President, Associate General Counsel and
                                   Corporate Secretary

Wendy G. Hargus        40      Treasurer

Lawrence B. Connors    46      Controller

The information in the foregoing table is included in Part I pursuant to Regulation S-K, Item 401(b), Instruction 3. Each of the executive officers of CSW is elected to hold office until the first meeting of CSW's Board of Directors after the next annual meeting of stockholders. CSW's next annual meeting of stockholders is scheduled to be held May 28, 1998. Each of the executive officers listed in the table above has been employed by CSW or an affiliate of CSW in an executive or managerial capacity for at least the last five years.

ITEM 2.     PROPERTIES.


U.S. ELECTRIC OPERATING COMPANIES

      The total capabilities (MW, net dependable summer rating) of the U.S. Electric Operating Companies, which owned the following electric generating units or portions thereof in the case of jointly owned facilities, as of December 31, 1997 are shown in the following table. These properties are all located in either Arkansas, Louisiana, Oklahoma or Texas.

                     Natural          Lignite Nuclear  Other   Total
Company     Stations Gas MW  Coal MW    MW       MW    MW (a)  MW (b)
---------------------------------------------------------------------

CPL            12     3,056    685              630       6    4,377(c)
PSO             8     2,629  1,006                       25    3,660(c)
SWEPCO          9     1,784  1,848      842                    4,474
WTU            11       847    370                       11    1,228(c)
             --------------------------------------------------------
CSW            40     8,316  3,909      842     630      42   13,739
             --------------------------------------------------------

(a) Some plants have the capability of burning oil in combination with gas. Use of oil in facilities primarily designed to burn gas results in increased maintenance expense and a slight reduction in capability. PSO and WTU have 25 MW and 11 MW, respectively, of facilities primarily designed to burn oil.
(b) Data reflects only the U.S. Electric Operating Companies' portion of plants which are jointly owned with non-affiliates. For additional information concerning jointly owned facilities see ITEM 8-NOTE 6.
    JOINTLY OWNED ELECTRIC UTILITY PLANT.
(c) Excludes 310 MW from units in storage, consisting of 60 MW at Victoria for CPL and 250 MW at Tulsa for PSO of which 125 MW will be available in March 1998. Excludes 117 MW at Paint Creek and 39 MW at Rio Pecos for WTU which will be available in June 1998.

      All of the generating facilities described above are located on land owned by the U.S. Electric Operating Companies or, in the case of jointly owned facilities, jointly with other participants. The U.S. Electric Operating Companies' electric transmission and distribution facilities are mostly located over or under highways, streets and other public places or property owned by others, for which permits, grants, easements or licenses (which the U.S. Electric Operating Companies believe to be satisfactory, but without examination of underlying land titles) have been obtained. The principal plants and properties of the U.S. Electric Operating Companies are subject to the liens of the first mortgage indentures under which the U.S. Electric Operating Companies' FMBs are issued.


OTHER PROPERTIES

      In addition to the generating facilities described above, CSW has ownership interests in other electrical generating facilities, both foreign and domestic. Information concerning these facilities is listed below.

                                              Capacity Capacity  Ownership
                           Company  Location    Total  Committed Interest Status
                         -------------------------------------------------------
Operating Facilities -
United States

  Brush II               CSW Energy Colorado     68       68      47%      QF
  Ft. Lupton             CSW Energy Colorado    272      272      50%      QF
  Mulberry               CSW Energy  Florida    120      110      50%      QF
  Orange Cogen           CSW Energy  Florida    103       97      50%      QF
  Newgulf                CSW Energy   Texas      85      n/a     100%     IPP
  Sweeny                 CSW Energy   Texas     330       90      50%      QF
                                                ------------
                                                978      637
                                                ------------

Operating Facilities - International

  Medway        CSW International  United Kingdom 675      675 37.5%    n/a
  Enertek       CSW International      Mexico     109      109   50%   FUCO
                                                  ------------
                                                  784      784
                                                  ------------


CAPITAL EXPENDITURES

      The CSW System, including the U.S. Electric Operating Companies, maintains a continuing construction program, the nature and extent of which is based upon current and estimated demands upon the system. In addition, the CSW System requires capital to invest in new enterprises, either through equity investments or loans to projects, when deemed appropriate. See ITEM 7. MD&A for detailed information related to historical and projected capital expenditures.


ITEM 3.     LEGAL PROCEEDINGS.

      The Registrants are parties to various legal claims, actions and complaints arising in the normal course of business which are not described herein. Management does not expect disposition of these matters to have a material adverse effect on any of the Registrants' results of operations or financial condition. See ITEM 1. BUSINESS, ITEM 7. MD&A and ITEM 8-NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for information relating to pending legal, environmental and regulatory proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

CSW         None.
CPL         None.
PSO         None.
SWEPCO      None.
WTU         None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


CSW COMMON STOCK INFORMATION

                                1997                       1996
                     Market Price   Dividends     Market Price      Dividends
                    High      Low     Paid       High       Low       Paid
                  -------   ------  ----------  -------   -------  ----------
First Quarter    $25 3/4   $21 1/4  43.5(cent)  $28 1/2   $26 3/8  43.5(cent)
Second Quarter    22 1/8    18 1/4  43.5         28 7/8    26 1/2  43.5
Third Quarter     22 7/16   19 3/4  43.5         28 1/2    25 3/4  43.5
Fourth Quarter    27 5/16   20 5/8  43.5         28        25 1/2  43.5

          CSW's common stock is traded under the ticker symbol CSR and listed on the New York Stock Exchange, Inc. and Chicago Stock Exchange, Inc. Market prices were obtained from the composite listing of all closing prices on CSW Common trades as reported on Bloomberg Financial Commodities News.

         In January 1998, CSW's board of directors elected to maintain the quarterly dividend, payable on February 27, 1998, to stockholders of record on February 9, 1998, unchanged at $0.435 per share, or an indicated rate of $1.74 per year.

         CSW plans to continue to pay dividends on its common stock until the closing of the AEP Merger at approximately the same times and at rates per share as was paid during 1997, subject to continuing evaluation of CSW's financial condition and earnings by the CSW board of directors. Traditionally, the CSW board of directors has declared dividends to be payable on the last business day of February, May, August, and November.

         There were approximately 65,000 record holders of CSW's common stock as of March 6, 1998. See NOTE 12. COMMON STOCK for information on CSW Common.


CPL, PSO, SWEPCO AND WTU COMMON STOCK INFORMATION

         All of the outstanding shares of common stock of the U.S. Electric Operating Companies are owned by CSW. Consequently, there is no market for their common stock. Cash dividends declared and paid to CSW on their common stock for 1997 and 1996 are presented in the following table.

                      CPL       PSO     SWEPCO     WTU
                    --------  -------  --------  -------
                                (thousands)

1997                $157,000  $59,000   $90,000  $26,000
1996                $128,000  $35,000   $44,000  $19,000

          During 1997, the common stock dividends paid to CSW by the U.S. Electric Operating Companies were higher than 1996 because of increased earnings available for common in 1997 at the U.S. Electric Operating Companies. This resulted primarily from charges associated with certain investments for plant sites, engineering studies and lignite reserves of the U.S. Electric Operating Companies during 1996. For information related to restrictions on the ability of the U.S. Electric Operating Companies to pay dividends to CSW, see NOTE 8. LONG-TERM DEBT.

                                      CSW
                                      2-1

Reference is made to the page numbers noted in the table below for the locations of the following items:

ITEM 6.  SELECTED FINANCIAL DATA.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                      Page Number
                                             CSW   CPL    PSO   SWEPCO   WTU
                                            ----- -----  -----  ------  -----
SELECTED FINANCIAL DATA                      2-4   2-81  2-95   2-108   2-121
MD&A (1)                                     2-5   2-5    2-5    2-5     2-5
   RESULTS OF OPERATIONS                     2-29  2-82  2-96   2-109   2-122
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  2-35  2-85  2-98   2-111   2-124
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS     2-76  2-92  2-105  2-118   2-131
REPORT OF MANAGEMENT                         2-79  2-93  2-106  2-119   2-132


(1) In 1997 CSW combined the MD&A sections of the Registrants except for the Results of Operations which are located at the page numbers indicated in the table above.


                                      CSW
                                      2-2

                             CENTRAL AND SOUTH WEST
                                   CORPORATION



                                      CSW
                                      2-3

SELECTED FINANCIAL DATA

         The following selected financial data for each of the five years ended December 31 is provided to highlight significant trends in the financial condition and results of operations for CSW. CSW recorded the United Kingdom windfall profits tax in the third quarter of 1997 as an extraordinary item. CSW sold Transok in 1996. Accounting rules require the classification of both the sale and the actual operating results prior to such sale as discontinued operations. In addition to the Transok reclassifications, certain other financial statement items for prior years have been reclassified to conform to the 1997 presentation.

                                      1997(1)  1996(2)    1995     1994  1993(3)
                                     --------  -------   ------  ------- -------
                                     (millions, except per share and ratio data)
INCOME STATEMENT DATA
Revenues                               $5,268   $5,155   $3,143   $3,105  $3,084
Income from continuing operations         329      297      377      369     247
Income before extraordinary item and
  cumulative effect of changes in
  accounting principles                   329      429      402      394     260
Net income for common stock               153      429      402      394     308
EPS of common stock from continuing
   operations                           $1.55    $1.43    $1.97    $1.95   $1.32
EPS of common stock                     $0.72    $2.07    $2.10    $2.08   $1.63
Dividends paid per share of common
  stock                                 $1.74    $1.74    $1.72    $1.70   $1.62
Average common shares outstanding       212.1    207.5    191.7    189.3   188.4

BALANCE SHEET DATA
Assets                                $13,451  $13,332  $13,869  $11,066 $10,604
Long-term obligations (4)               4,259    4,057    3,948    2,975   2,807
Capitalization ratios
   Common stock equity                     45%     47%      43%      48%     49%
   Preferred stock                          2       4        4        5       6
   Certain Subsidiary-obligated,
   mandatorily redeemable
   preferred securities of
   subsidiary trusts holding
   solely Junior Subordinated
   Debentures of such Subsidiaries          4      --       --       --      --


   Long-term debt                          49      49       53       47      45

(1) Earnings in 1997 decreased significantly due primarily to the accrual of the United Kingdom Windfall Profits Tax. Also contributing to the decline in earnings was the effect of both the CPL 1997 Final Order and the PSO 1997 Rate Settlement Agreement. Further reducing earnings in 1997 was the settlement of litigation with El Paso and the write-offs associated with other assets including certain regulatory assets, capitalized demand side management energy efficiency assets and obsolete inventory.
(2) Revenues in 1996 increased significantly due to the acquisition of SEEBOARD. Earnings in 1996 were significantly impacted by the charges associated with certain investments for plant sites, engineering studies and lignite reserves at the U.S. Electric Operating Companies, the write-off of certain investments at CSW Energy and the gain realized on the sale of Transok.
(3) Earnings in 1993 were significantly impacted by restructuring charges, the $46 million cumulative effect of changes in accounting principles, the establishment of reserves for fuel and other properties and prior year tax adjustments.
(4) Long-term obligations includes long-term debt, Trust Preferred Securities and preferred stock subject to mandatory redemption.

                                      CSW
                                      2-4

REGISTRANTS' COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND CENTRAL AND SOUTH WEST CORPORATION'S
RESULTS OF OPERATIONS

         Reference is made to CSW's Consolidated Financial Statements and related Notes to Consolidated Financial Statements and Selected Financial Data. The information contained therein should be read in conjunction with, and is essential in understanding, the following discussion and analysis. The RESULTS OF OPERATIONS of CSW and the U.S. Electric Operating Companies precede their financial statements.


OVERVIEW

         The electric utility industry is changing rapidly as it is becoming more competitive. In anticipation of increasing competition and fundamental changes in the industry, CSW's management is implementing a strategic plan designed to help position CSW to be competitive in this rapidly changing environment and is developing an emerging global energy business.

         CSW has undertaken key initiatives in the implementation of this overall strategy and is determining new directions for the corporation's future. One of these new directions is the proposed merger between AEP and CSW that was announced in December 1997. CSW would become a subsidiary of AEP in the proposed merger. The proposed merger would join two companies which are low cost providers of electricity and would achieve greater economies of scale than either company could achieve on its own. In 1997, CSW International doubled its investment in a Brazilian electric distribution utility and made other investments in Latin America. CSW continues to pursue the acquisition of the non-nuclear generating assets of Cajun, a Louisiana member electric cooperative. C3 Communications' joint venture limited partnership, ChoiceCom, has entered the local telephone markets in the Texas cities of Austin, Corpus Christi and San Antonio and plans to enter the markets of Dallas and Houston offering a variety of telecommunications services. These events are discussed below and elsewhere in this report.

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


LIQUIDITY AND CAPITAL RESOURCES

         OVERVIEW OF OPERATING, INVESTING AND FINANCING ACTIVITIES
         Net cash provided by operating activities decreased $149 million during 1997 compared to 1996. The decrease was primarily attributable to the December 1997 payment of $88 million on the first installment of the windfall profits tax imposed on SEEBOARD in the United Kingdom. In addition, increased factored accounts receivable purchases at CSW Credit, federal and state income tax payments for the gain on CSW's 1996 sale of Transok which totaled approximately $122 million (after being offset in part by the utilization of Alternative Minimum Tax credits that CSW had previously generated), and a $35 million

                                      CSW
                                      2-5
payment related to the settlement of litigation between CSW and El Paso all contributed to the decrease. Offsetting part of the decrease, the U.S. Electric Operating Companies realized greater fuel recovery during 1997 compared to 1996.

         Net cash used in investing activities was $904 million in 1997 compared to $1.3 billion in 1996. There were no acquisition expenditures during 1997 while $1.4 billion in SEEBOARD acquisition expenditures were made during 1996. However, during 1996, CSW received $690 million in cash on the sale of Transok and $99 million on the sale of the National Grid shares. During 1997, while CSW's total construction expenditures decreased $14 million compared to 1996, a combined total of approximately $294 million was invested by CSW Energy and CSW International in 1997 on several projects compared to $124 million in 1996. In addition, during 1997, CSW Energy made its final payment on the Ft. Lupton cogeneration project which was more than offset by the reduction of CSW Energy's equity investment in the Orange cogeneration project when permanent external financing was obtained on the project.

         Net cash flows from financing activities decreased substantially during 1997 compared to 1996. During 1996, CSW incurred substantial debt to finance the acquisition of SEEBOARD. In addition, CSW sold approximately 15.5 million shares of common stock and received net proceeds of approximately $398 million in a primary public offering in 1996, the proceeds of which were subsequently used to repay a portion of the debt incurred in connection with the SEEBOARD acquisition. CSW Energy also issued $200 million in Senior Notes during 1996. During 1997, CSW made changes in its common stock plans and stopped issuing original shares through these plans. Consequently, $20 million in new common stock was issued pursuant to these plans in 1997 compared to $79 million in 1996. CPL's $200 million Series BB, 6% FMBs also matured in 1997. However, offsetting a portion of the decrease, the business trusts of CPL, PSO and SWEPCO received cash proceeds of approximately $323 million from the issuance of Trust Preferred Securities during 1997. These proceeds were used primarily to redeem preferred stock and repay short-term debt of the companies.

         The non-cash impacts of exchange rate differences on the translation of foreign currency denominated assets and liabilities were recorded on a separate line on the cash flow statement in accordance with accounting guidelines.

         INTERNALLY GENERATED FUNDS
         Internally generated funds, which consist of cash flows from operating activities less common and preferred stock dividends, should meet most of the capital requirements of the CSW System. However, CSW's strategic initiatives, including expanding CSW's core electric utility and non-utility businesses through acquisitions or otherwise, may require additional capital from external sources. For a description of certain restrictions on CSW's ability to raise capital from external sources, see PROPOSED AEP MERGER. Productive investment of net funds from operations in excess of capital expenditures and dividend payments is necessary to enhance the long-term value of CSW for its investors. CSW is continually evaluating the best use of these funds. CSW's internally generated funds totaled $343 million, $499 million and $451 million for 1997, 1996 and 1995, respectively. Internally generated funds for the U.S. Electric Operating Companies are detailed in the following table.


                                      CSW
                                      2-6

                                          1997     1996     1995
                                         ------------------------
CPL                                           ($ - millions)
   Internally Generated Funds             $172     $268      $100
   Construction Expenditures Provided
     by Internally Generated Funds        136%     196%       66%


PSO
   Internally Generated Funds              $62     $107       $88
   Construction Expenditures Provided
     by Internally Generated Funds         78%     128%       89%


SWEPCO
   Internally Generated Funds             $108     $153      $100
   Construction Expenditures Provided
     by Internally Generated Funds        100%     165%       96%


WTU
   Internally Generated Funds              $69      $52       $12
   Construction Expenditures Provided
     by Internally Generated Funds        217%     121%       27%


         CAPITAL EXPENDITURES
         The CSW System's need for capital results primarily from its construction of facilities to provide reliable electric service to its customers, and the historical capital requirements of the CSW System have been primarily for the construction of electric utility plant. However, current projected capital expenditures are expected to be primarily for existing distribution systems and for various non-utility investments. The U.S. Electric Operating Companies maintain a continuing construction program, the nature and extent of which is based upon current and estimated future demands upon the system. Planned construction expenditures for the U.S. Electric Operating Companies for the next three years are primarily to improve and expand distribution facilities and will be funded primarily through internally generated funds. These improvements will be required to meet the anticipated needs of new customers and the growth in the requirements of existing customers.

         CSW regularly evaluates its capital spending policies and generally seeks to fund only those projects and investments that management believes will offer satisfactory returns in the current environment. Consistent with this strategy, the CSW System is likely to continue to make additional investments in energy-related and non-utility businesses and will continue to search for electric utility companies or other electric utility properties to acquire. Primary sources of capital for these expenditures are long-term debt, trust preferred securities and preferred stock issued by the U.S. Electric Operating Companies, long-term and short-term debt issued by CSW, as well as internally generated funds. Historically, the issuance of common stock by CSW has also been a source of capital. CSW Energy and CSW International typically use various forms of non-recourse project financing to provide a portion of the capital required for their respective projects as well as utilizing long-term debt for other investments. Although CSW and each of the U.S. Electric Operating Companies expect to fund the majority of their respective capital expenditures for their existing utility systems through internally generated funds, for any significant investment or acquisition, additional funds from the capital markets may be required. For a description of certain restrictions on CSW's ability to raise capital from external sources, including through the issuance of common stock, see PROPOSED AEP MERGER.

         The historical and estimated capital expenditures for the CSW System, including the U.S. Electric Operating Companies, SEEBOARD and other diversified operations are shown in the CAPITAL EXPENDITURES table. The amounts include construction expenditures for the U.S. Electric Operating Companies and, for SEEBOARD and CSW's other diversified operations, construction expenditures and net equity investments. It does not include the $2.1 billion used to acquire SEEBOARD during 1995 and 1996. The majority of the capital expenditures for the U.S. Electric Operating Companies for 1995 through 1997 were spent on distribution facilities. It is anticipated that the majority of the estimated capital expenditures for 1998 through 2000 will be for distribution facilities as well. For a description of certain restrictions on CSW's ability to make capital expenditures, including through the issuance of common stock, see PROPOSED AEP MERGER (The table and statements below contain forward looking information within the meaning of Section 21E of the Exchange Act. Actual


                                      CSW
                                      2-7
results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD LOOKING INFORMATION).

                          CAPITAL EXPENDITURES
                                         Estimated expenditures
              1995    1996    1997        1998    1999    2000
              --------------------        --------------------
                         (millions including AFUDC)

CSW           $495    $644    $760        $569    $586    $595
CPL            155     139     130         129     157     136
PSO            102      85      82          71      75      89
SWEPCO         115      95     110          95     116     122
WTU             45      44      33          36      42      47

Estimated capital expenditures for 1998 - 2000 do not include expenditures for acquisition-type investments

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

         INFLATION
         Annual inflation rates, as measured by the U.S. Consumer Price Index, have averaged approximately 2.4% during the three years ended December 31, 1997. CSW believes that inflation, at this level, does not materially affect CSW's results of operations or financial position. However, under existing regulatory practice, only the historical cost of plant is recoverable from customers. As a result, cash flows designed to provide recovery of historical plant costs may not be adequate to replace plant in future years.

         FINANCIAL STRUCTURE, SHELF REGISTRATIONS  AND CREDIT RATINGS
         As of December 31, 1997, the capitalization ratios of CSW were 45% common stock equity, 2% preferred stock, 4% Trust Preferred Securities and 49% long-term debt. CSW is committed to maintaining financial flexibility through a strong capital structure and favorable securities ratings in order to access capital markets opportunistically or when required. CSW continually monitors the capital markets for opportunities to lower its cost of capital through refinancing activities. The estimated embedded cost of long-term debt for CSW and the U.S. Electric Operating Companies is shown below.

CSW                          7.2%
CPL                          6.8
PSO                          6.9
SWEPCO                       6.8
WTU                          6.7

         CSW can issue common stock, either through the purchase and reissuance of shares from the open market or original issue shares, to fund its LTIP, stock option plan, PowerShare plan and ThriftPlus plan. Following the issuance of the CPL 1997 Original Rate Order and the decline in the market price of CSW Common, which CSW believes was attributable in part to the CPL 1997 Original Rate Order, the determination was made that it was appropriate for CSW to begin funding these plans through open market purchases, effective April 1, 1997. Prior to that time, CSW had issued $20 million in new common stock in 1997. CPL has shelf registration statements on file for the issuance of up to $60 million of FMBs and up to $75 million of preferred stock, and PSO has a shelf registration statement on file for the issuance of up to $35 million of Senior Notes. For a description of certain restrictions on CSW's ability to raise capital from external sources, see PROPOSED AEP MERGER.


                                      CSW
                                      2-8

         The current securities ratings for each of the Registrants is presented in the following table, including the securities rating on the Trust Preferred Securities issued by CPL Capital I, PSO Capital I and SWEPCO Capital I.

                                                     Duff &        Standard
                                         Moody's     Phelps        & Poor's
                                         ----------------------------------

     CPL
     First mortgage bonds                  A3            A             A
     Senior unsecured                     Baa1           A-            A-
     Preferred stock                      baa1          BBB+           A-
     Trust preferred (CPL Capital I)      baa1          BBB+           A-
     Junior subordinated deferrable
        interest debentures               Baa2           --            --
     PSO
     First mortgage bonds                  A1           AA-           AA-
     Senior unsecured                      A2            A+            A
     Preferred stock                       a3            A+            A
     Trust preferred (PSO Capital I)       a2            A+            A
     Junior subordinated deferrable
        interest debentures                A3            --            --
     SWEPCO
     First mortgage bonds                  Aa3           AA           AA-
     Senior unsecured                      A1           AA-            A
     Preferred stock                       a1           AA-            A
     Trust preferred (SWEPCO Capital I)    aa3          AA-            A
     Junior subordinated deferrable
        interest debentures                A2            --            --
     WTU
     First mortgage bonds                  A2            A+            A
     Senior unsecured                      A3            --            A-
     Preferred stock                       a3            A             A-
     CSW
     Commercial paper                      P-2          D-2           A-2

These securities ratings may be revised or withdrawn at any time, and each rating should be evaluated independently of any other rating.

         LONG-TERM FINANCING
         On April 24, 1997, PSO's business trust, PSO Capital I, sold to underwriters in a negotiated offering $75 million, 8.00% Series A, Trust Originated Preferred Securities due April 30, 2037. The proceeds from the sale of these securities were used by PSO to repay short-term debt, to reimburse PSO's treasury for the cost of reacquiring approximately $14.5 million of 4.00% Series and 4.24% Series preferred stock, to provide working capital and for other general corporate purposes. Settlement of the transaction occurred on May 2, 1997. PSO Capital I is treated as a subsidiary of PSO whose only assets are the approximately $77.3 million principal subordinated debentures issued by PSO. In addition to PSO's obligation under the subordinated debentures, PSO has also agreed to a security obligation which represents a full and unconditional guarantee of PSO Capital I's trust obligations.

         On April 30, 1997, SWEPCO's business trust, SWEPCO Capital I, sold to underwriters in a negotiated offering $110 million, 7.875% Series A, Trust Preferred Securities due April 30, 2037. The proceeds from the sale of these securities were used by SWEPCO to repay short-term debt, to reimburse SWEPCO's treasury for the cost of reacquiring approximately $15.5 million of 4.28% Series, 4.65% Series, 5.00% Series and 6.95% Series preferred stock, to provide working capital and for other general corporate purposes. Settlement of the transaction occurred on May 8, 1997. SWEPCO Capital I is treated as a subsidiary of SWEPCO whose only assets are the approximately $113.4 million principal subordinated debentures issued by SWEPCO. In addition to SWEPCO's obligation


                                      CSW
                                      2-9
under the subordinated debentures, SWEPCO has also agreed to a security obligation which represents a full and unconditional guarantee of SWEPCO Capital I's trust obligations.

         On May 8, 1997, CPL's business trust, CPL Capital I, sold to underwriters in a negotiated offering $150 million, 8.00% Series A, Cumulative Quarterly Income Preferred Securities due April 30, 2037. The proceeds from the sale of these securities were used by CPL to repay short-term debt, to reimburse CPL's treasury for the cost of reacquiring approximately $87.5 million of 4.00% Series, 4.20% Series, 7.12% Series and 8.72% Series preferred stock, to provide working capital and for other general corporate purposes. Settlement of the transaction occurred on May 14, 1997. CPL Capital I is treated as a subsidiary of CPL whose only assets are the approximately $154.6 million principal subordinated debentures issued by CPL. In addition to CPL's obligation under the subordinated debentures, CPL has also agreed to a security obligation which represents a full and unconditional guarantee of CPL Capital I's trust obligations.

         In March 1997, an affiliate of Orange Cogeneration Limited Partnership, an entity that is 50% indirectly owned by CSW Energy and accounted for by the equity method of accounting, issued $110 million, 8.175% Senior Secured Bonds, due 2022. The bonds are unconditionally guaranteed by Orange Cogeneration Limited Partnership. Concurrently, $53.2 million was distributed to CSW Energy representing its equity investment in the Orange Cogeneration project.

         SHORT-TERM FINANCING AND ACCOUNTS RECEIVABLE FACTORING
         The CSW System uses short-term debt, primarily commercial paper, to meet fluctuations in working capital requirements and other interim capital needs. CSW has established a system money pool to coordinate short-term borrowings for certain of its subsidiaries, primarily the U.S. Electric Operating Companies. In addition, CSW also incurs borrowings for other subsidiaries that are not included in the money pool. As of December 31, 1997, CSW had a revolving credit facility totaling $1.4 billion to back up its commercial paper program. At December 31, 1997 CSW had $721 million outstanding in short-term borrowings. The maximum amount of short-term borrowings outstanding during the year, which had a weighted average interest yield for the year of 5.8%, was $725 million during December 1997. Information concerning short-term borrowings for each of the U.S. Electric Operating Companies is presented in the following table.

                                  Maximum
                   Borrowing       Amount        Date of Maximum
                     Limit        Borrowed          Borrowed
                 -------------- -------------- -----------------
                                ($ - millions)

CPL                  $300          $149       December 30, 1997
PSO                   125            89        February 4, 1997
SWEPCO                150            83          April 23, 1997
WTU                    65            44          April 11, 1997

         CSW Credit purchases, without recourse, the accounts receivable of the U.S. Electric Operating Companies and certain non-affiliated electric companies. The sale of accounts receivable provides the U.S. Electric Operating Companies with cash immediately, thereby reducing working capital needs and revenue requirements. In addition, CSW Credit's capital structure contains greater leverage than that of the U.S. Electric Operating Companies, so CSW's cost of capital is lowered. CSW Credit issues commercial paper to meet its financing needs. At December 31, 1997, CSW Credit had a $900 million revolving credit agreement, secured by the assignment of its receivables, to back up its commercial paper program, which had $637 million outstanding. The maximum amount of such commercial paper outstanding during the year, which had a weighted average interest yield of 5.6%, was $890 million during September 1997. The average and year end amounts of accounts receivable sold during 1997 by the U.S. Electric Operating Companies to CSW Credit are shown in the following table.


                                      CSW
                                      2-10

                  1997          1997
                 Average     End of Year
               ------------ ------------
                       (millions)

CPL               $115          $65
PSO                 82           62
SWEPCO             109           77
WTU                 38           59

         CSW has recently made several finance-related filings with the SEC under the Holding Company Act which, if approved, would increase CSW's financial flexibility. In the first filing, CSW requested authority to repurchase up to ten percent of its outstanding common stock as of June 30, 1997, from its stock and employee benefit plans (pursuant to the terms and conditions of such plans) from time to time through December 31, 2002, and to utilize its short-term borrowing program, including funds borrowed through its commercial paper program, to finance its repurchase in the open market of up to twenty percent of its outstanding common stock as of June 30, 1997. No decision regarding this application has been made by the SEC. Such authority would increase CSW's flexibility to adjust its capital structure. The second filing requests authority through December 31, 2002 for CSW, the U.S. Electric Operating Companies and CSW Services to finance ongoing business, repay short-term debt and finance the potential repurchase of outstanding securities. CSW has requested authority to issue common stock, while the U.S. Electric Operating Companies and CSW Services have requested authority to issue common stock, preferred stock and debt. Such authority would give CSW the flexibility to take advantage of favorable market conditions for routine financings. The SEC issued an order on December 30, 1997 granting the requested authority. The third filing requests an increase in the authorized short-term borrowing capacity for CSW and certain of its subsidiaries. The SEC has not issued an order with respect to this application. For a description of certain restrictions on CSW's ability to repurchase common stock and to raise capital from external sources, see PROPOSED AEP MERGER.


         CSW ENERGY AND CSW INTERNATIONAL
         In October 1996, CSW Energy issued $200 million, 6.875% Senior Notes due 2001. The proceeds from the notes were for the acquisition, development and construction of electric generation assets in the United States and to make affiliate loans to CSW International.

         CSW Energy has authority from the SEC to expend up to $250 million for general development activities related to qualifying facilities and independent power facilities. CSW Energy may seek specific authority to spend additional amounts on certain projects subject to limitations contained in the AEP merger agreement. See NOTE 3. COMMITMENTS AND CONTINGENT LIABILITIES, for a discussion of CSW's investments and commitments in CSW Energy projects at December 31, 1997.

         In January 1997, CSW received authority from the SEC under the Holding Company Act to spend an amount up to 100% of consolidated retained earnings on EWG or FUCO investments. This represents an increase in authority previously granted under the Holding Company Act. However, the amount of any such expenditures is subject to the terms of the AEP merger agreement. As of December 31, 1997, CSW had invested an amount equal to 49% of consolidated retained earnings, as defined by rule 53 of the Holding Company Act, on EWG and FUCO investments. For a description of certain restrictions on the ability of CSW and its subsidiaries to make capital expenditures in respect of qualifying facilities and independent power facilities and to make EWG and FUCO investments, see PROPOSED AEP MERGER.


                                      CSW
                                      2-11

RECENT DEVELOPMENTS AND TRENDS

         CSW STRATEGIC RESPONSES
         CSW and the U.S. Electric Operating Companies have, from time to time considered, and expect to consider in the future, various strategies designed to enhance CSW's competitive position and to increase its ability to anticipate and adapt to changes in the electric utility industry. These strategies may include business combinations with other companies, internal restructurings involving the complete or partial separation of CSW's generation, transmission and distribution businesses, acquisitions or dispositions of assets or lines of business, and additions to or reductions of franchised service territories. CSW and the U.S. Electric Operating Companies may from time to time engage in discussions, either internally or with third parties, regarding one or more of these potential strategies. Those discussions may be subject to confidentiality agreements and CSW's policy is generally not to comment on such activities. No assurances can be given that any potential transaction of the type described above may actually occur, or, if one does occur, the ultimate effect thereof on CSW's or any U.S. Electric Operating Company's results or operations, financial condition or competitive position (The foregoing statement constitutes a forward looking statement within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD LOOKING INFORMATION).

         AEP MERGER
         In December 1997, AEP and CSW announced that their boards of directors approved a definitive merger agreement. If the merger is completed, the combined company will be a diversified electric utility serving more than 4.6 million customers in 11 states and approximately 4 million customers outside the United States. On January 19, 1998, CSW announced a corporate realignment to more effectively position itself for competition and to better align itself with AEP related to the proposed merger of the two companies. The transaction must receive regulatory approval from federal and state authorities and must satisfy a number of other conditions, some of which, such as CSW and AEP shareholder approval, may not be waived by the parties. There can be no assurance that the AEP Merger will be consummated, and if it is, the timing of such consummation or the effect of any regulatory conditions that may be imposed on such consummation. See PROPOSED AEP MERGER.

         COMPETITION AND INDUSTRY CHALLENGES
         Competitive forces at work in the electric utility industry are impacting the CSW System and electric utilities generally. Increased competition facing electric utilities is driven by complex economic, political and technological factors. These factors have resulted in legislative and regulatory initiatives that are likely to result in even greater competition at both the wholesale and retail levels in the future. As competition in the industry increases, the U.S. Electric Operating Companies will have the opportunity to seek new customers and at the same time be at risk of losing customers to other competitors. Additionally, the U.S. Electric Operating Companies will continue to compete with suppliers of alternative forms of energy, such as natural gas, fuel oil and coal, some of which may be cheaper than electricity. In the United Kingdom, the franchised electricity supply business is scheduled to open to full competition on a phased-in basis on September 1, 1998. As a result, SEEBOARD will be able to seek customers while risking the loss of existing customers to other competitors. As a whole, the CSW U.S. Electric System believes that, overall, its prices for electricity and the quality and reliability of its service currently place it in a position to compete effectively in the energy marketplace (The foregoing statement constitutes a forward looking statement within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD LOOKING INFORMATION). See RATES AND REGULATORY MATTERS for a discussion of several current issues impacting the CSW System.

         Electric industry restructuring and the development of competition in the generation and sale of electric power requires resolution of several important issues, including, but not limited to: (i) who will bear the costs of prudent utility investments or past commitments incurred under traditional cost-of-service regulation that will be uneconomic in a competitive environment, sometimes referred to as stranded costs; (ii) whether all customers have access


                                      CSW
                                      2-12
to the benefits of competition; (iii) how, and by whom, the rules of competition will be established; (iv) what the impact of deregulation will be on conservation, environmental protection and other regulator-imposed programs; and
(v) how transmission system reliability will be ensured. The degree of risk to CSW and the U.S. Electric Operating Companies associated with various federal and state restructuring proposals aimed at resolving any or all of these issues will vary depending on many factors, including the proposals' competitive position and treatment of stranded utility investment resulting from such requirements. Although the U.S. Electric Operating Companies believe they are in a position to compete effectively in a deregulated, more competitive marketplace, if stranded costs are not recovered from customers, then the U.S. Electric Operating Companies may be required by existing accounting standards to recognize potentially significant losses from unrecovered stranded costs, especially with respect to STP (The foregoing statement constitutes a forward looking statement within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD LOOKING INFORMATION). See REGULATORY ACCOUNTING for additional information.

         At the federal level, several bills were introduced in Congress during the 1997 legislative session which provided for restructuring and/or deregulating the electric utility industry. However, no such bills were enacted into law. In 1998, the United States Senate has progressed further in its consideration of comprehensive energy restructuring legislation than the United States House of Representatives. However, in the United States Senate, differences must be resolved between those who favor legislation to repeal the Holding Company Act and those who support repeal only in the context of comprehensive legislation. Prospects for repeal of the Holding Company Act in 1998 are unclear.

         While a majority of the states, including the four states in which the U.S. Electric Operating Companies operate, have considered deregulation that requires some form of retail competition, several states have enacted actual legislation mandating retail competition including Oklahoma in which PSO operates. CSW and the U.S. Electric Operating Companies cannot predict when and if they will be subject to one or more of these legislative initiatives, nor can they predict the scope or effect of such legislation on their results of operations or financial condition. For additional information related to such state initiatives, see INDUSTRY RESTRUCTURING INITIATIVES IN TEXAS, LOUISIANA, OKLAHOMA AND ARKANSAS.

         WHOLESALE ELECTRIC COMPETITION IN THE UNITED STATES
         The Energy Policy Act, which was enacted in 1992, significantly altered the way in which electric utilities compete. The Energy Policy Act created exemptions from regulation under the Holding Company Act and permits utilities, including registered utility holding companies and non-utility companies, to own EWGs. EWGs are a relatively new category of non-utility wholesale power producers that are free from most federal and state regulation, including restrictions under the Holding Company Act. These provisions enable broader participation in wholesale power markets by reducing regulatory hurdles to such participation. The Energy Policy Act also allows the FERC, on a case-by-case basis and with certain restrictions, to order wholesale transmission access and to order electric utilities to enlarge their transmission systems. A FERC order requiring a transmitting utility to provide wholesale transmission service must include provisions generally that permit the utility to recover from the FERC applicant all of the costs incurred in connection with the transmission services and any enlargement of the transmission system and associated services. Wholesale energy markets, including the market for wholesale electric power, have been increasingly competitive since enactment of the Energy Policy Act. The U.S. Electric Operating Companies must compete in the wholesale energy markets with other public utilities, cogenerators, qualifying facilities, EWGs and others for sales of electric power. While CSW believes that the Energy Policy Act will continue to make the wholesale markets more competitive, CSW is unable to predict whether the Energy Policy Act will adversely impact the U.S. Electric Operating Companies.

         FERC ORDERS 888 AND 889
         The FERC issued Order No. 888 in 1996, which is the final comparable open access transmission service rule. The provisions of FERC Order No. 888 provide for comparable transmission service between utilities and their transmission customers by requiring utilities to take transmission service under


                                      CSW
                                      2-13
their open access tariffs for wholesale sales and purchases and by requiring utilities to rely on the same transmission information that their transmission customers rely on to make wholesale purchases and sales.

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

         FERC Order No. 888 requires holding companies to offer single system transmission rates. The transmission rates of the U. S. Electric Operating Companies are under the exclusive jurisdiction of the FERC while the transmission rates of most of the transmitting utilities in ERCOT are under the exclusive jurisdiction of the Texas Commission. Because the two commissions have different approaches to defining and implementing comparable open access transmission service, Order No. 888 granted the U. S. Electric Operating Companies an exemption permitting them an opportunity to propose a solution that provides comparability to all wholesale users. On November 1, 1996, the U. S. Electric Operating Companies filed a system-wide tariff to comply with Order No. 888 and, on December 31, 1996, the FERC accepted for filing the system-wide tariff which became effective on January 1, 1997, subject to refund and to the issuance of further orders.

         On December 10, 1997 the FERC issued an order regarding the U. S. Electric Operating Companies' proposed system-wide tariff filed on November 1, 1996. The FERC's order accepted the proposed tariff subject to several modifications, including revisions to provide for system-wide transmission service under a single system rate. The U. S. Electric Operating Companies filed the required compliance tariff on February 9, 1998 and are waiting for FERC's acceptance of the revised tariff.

         In 1996, the FERC issued Order No. 889 requiring transmitting utilities to establish and operate an OASIS for the dissemination of information regarding available transfer capability for their respective transmission systems. The OASIS is an on-line information system that provides the same information about the utility's transmission system to all transmission customers. The U.S. Electric Operating Companies utilize, and participate in the OASIS systems for ERCOT and SPP. Order No. 889 also created standards of conduct requiring utilities to conduct any wholesale power sales business separately from their transmission operations. The standards of conduct are designed to ensure that utilities and their affiliates, as sellers of power, do not have preferential access to information about wholesale transmission prices and availability.

         RETAIL ELECTRIC COMPETITION IN THE UNITED STATES
         Increased competition in the utility industry has resulted in increased pressure to stabilize or reduce rates. The retail regulatory environment is beginning to shift from traditional rate base regulation to incentive regulation. Incentive rate and performance-based plans encourage efficiencies and increased productivity while permitting utilities to share in the results. Retail wheeling, a major legislative initiative which would require utilities to "wheel" or move power from third parties to their own retail customers, is evolving gradually. Most states either have introduced legislation or are investigating the issue, and several states have already passed legislation which mandates retail choice by a certain date.

         CSW believes that retail competition would not be in the best interests of CSW's and the U.S. Electric Operating Companies' security holders unless CSW and the U.S. Electric Operating Companies receive fair recovery of the full amounts previously invested to finance power plants. These investments, which were reasonably incurred, were made by the U.S. Electric Operating Companies to meet their obligation to serve the public interest, necessity and convenience. This obligation has existed for nearly a century and remains in force under current law. CSW intends to strongly oppose attempts to impose retail competition without just compensation for the risks and investments CSW undertook to serve the public's demand for electricity. For additional


                                      CSW
                                      2-14
information related to retail wheeling in the United States, see HOLDING COMPANY ACT AND LEGISLATIVE UPDATE and INDUSTRY RESTRUCTURING INITIATIVES IN TEXAS, LOUISIANA, OKLAHOMA AND ARKANSAS.

         INDUSTRY RESTRUCTURING INITIATIVES IN TEXAS, LOUISIANA, OKLAHOMA AND ARKANSAS
         Several initiatives regarding restructuring the electric utility industry have recently been undertaken in the four states in which the U.S. Electric Operating Companies operate. Legislation was enacted in Oklahoma while legislative activity in Texas, Louisiana and Arkansas stopped short of any such definitive action.

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

         In March 1997, the Arkansas Legislature passed a resolution directing interim legislative committees to study competition in the electric power industry in Arkansas. The study began in October 1997, and the committees will continue to hold hearings throughout 1998. Also, the Arkansas Commission has initiated a series of generic restructuring dockets. The Arkansas Commission will provide a report to the Arkansas Legislature by October 1998. In Louisiana, a special legislative committee created by the Louisiana Senate is studying the impact of retail competition on the state of Louisiana. The committee is scheduled to issue a report before the next regular session of the Louisiana Legislature. The Louisiana Commission has also opened a proceeding to study restructuring and retail competition. In Texas, the Texas Lieutenant Governor appointed a Senate interim committee to study retail competition and restructuring. The committee is holding a series of hearings and is scheduled to issue a report by September 1998. Management cannot predict the outcome of the studies in Arkansas, Louisiana and Texas or their ultimate impact on the results of operations and financial condition of CSW, CPL, SWEPCO and WTU.

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

         PURA also required that the Texas Commission adopt a rule on comparable open transmission access by March 1, 1996. In conjunction with this rulemaking proceeding (Project No. 14045), the chairman of the Texas Commission issued a proposal on September 6, 1995, for the purpose of maximizing competition in the ERCOT wholesale bulk power market. The proposal calls for the functional unbundling of integrated utilities where distribution entities could purchase their power requirements from any generator or set of generators in ERCOT. Those generators which are currently regulated would be deregulated after provisions are in place to recover stranded costs. The proposal was assigned a separate proceeding (Project No. 15000), and after a series of workshops and technical conferences conducted during 1996, the Texas Commission submitted a final Scope


                                      CSW
                                      2-15
of Competition report to the Texas Legislature in January 1997. The final report contains numerous recommendations to the Texas Legislature including requests for additional regulatory authority or clarification of existing authority including to certificate electric service resellers, the authority to adopt consumer protection and universal service standards, the authority to determine and allocate stranded costs to all customers, the authority to promote unbundling, the authority to allow alternative forms of regulation, increased authority to address mergers, authority to correct market power abuses, authority over the ERCOT ISO and authority to permit alternative methods for fuel cost recovery. In addition, the final report offers the Texas Legislature four restructuring options. Option 1 maintains the regulatory status quo; Option 2 would permit utilities to voluntarily offer retail access; Option 3 would provide for full wholesale competition; and Option 4 would provide for full retail competition. The report's final recommendation is for the Texas Legislature to direct the Texas Commission to prepare for full retail competition using a careful and deliberate approach on a timetable to be established by the Texas Legislature, but with no retail access before the year 2000. The Texas legislature considered but did not pass any of these proposals in the 1997 legislative session.

         On February 7, 1996, the Texas Commission adopted a rule governing transmission access and pricing (Project No. 14045). The pricing method adopted by the Texas Commission is a hybrid combination of an ERCOT-wide postage stamp rate covering 70% of total ERCOT transmission costs and a distance-sensitive component referred to as a vector-absolute megawatt mile which recovers the remaining 30% of ERCOT transmission costs. The open access tariffs filed with the FERC on February 9, 1996 did not reflect Project No. 14045 pricing. However, on November 1, 1996, CSW filed tariffs with the FERC in accordance with FERC Order 888 that conform to the Texas Commission's rule. See FERC ORDERS 888 AND 889 for additional information regarding the transmission pricing rules prescribed by FERC.

         By statute the Texas Commission was required to submit a report to the 1997 Texas Legislature on "methods or procedures for quantifying the magnitude of stranded investment, procedures for allocating costs, and the acceptable methods of recovering stranded costs." The Texas Commission initiated Project No. 15001 to collect information to prepare the required report. In response to the Texas Commission's order in Project 15001, CPL, SWEPCO, and WTU each filed information on estimates of potential stranded costs. While the filings for CPL included estimates of significant potential stranded costs, no significant potential stranded costs were identified in the filings for SWEPCO or WTU. In January 1998, the Texas Commission requested updated information on CPL's stranded costs for a report that the Texas Commission is preparing for the Senate interim committee on restructuring. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for a discussion of the potential impact of potential stranded costs relating to CPL.

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

         TEXAS INDEPENDENT SYSTEM OPERATOR PLAN
         In June 1996, CSW, including CPL and WTU, and more than 20 other parties, including other investor-owned utilities, municipal power companies, electric cooperatives, independent power producers and power marketers, filed plans to create an ISO to manage the ERCOT power grid. The filing marks a major step towards implementing the Texas Commission's overall strategy to create the competitive wholesale electric market that was mandated by the Texas Legislature in 1995. The Texas Commission approved the ISO in August 1996. Such approval made Texas the first state in the nation to adopt a plan for a regional ISO and a regional competitive wholesale bulk power market.


                                      CSW
                                      2-16

         INTEGRATED RESOURCE PLAN
         In January 1997, CPL, WTU, and SWEPCO filed with the Texas Commission a joint integrated resource plan outlining the companies' future electric needs over a 10-year forecast horizon and the manner in which the companies propose to meet those needs. In July 1997 the Texas Commission issued an Interim Order on the Preliminary Plan which adopted a settlement agreement that had been reached with all the parties in the case. The Interim Order approved the load forecast and individual resource needs for each of the companies, as well as the request for proposal documents to be used to procure future resource needs. The Interim Order also approved the targeted purchase goal amounts for renewable and energy efficiency programs, which will result in renewable and energy efficiency programs being included in the companies' resource mix. The targeted purchase goals were developed in response to customer input obtained through the deliberative polling process conducted at each operating company in the summer of 1996. A separate phase of the Integrated Resource Plan was created to address the value of interruptible resources at CPL. That phase is expected to be completed in March 1998. The Interim Order also required that a green pricing tariff be filed which would allow customers who are interested in acquiring a greater portion of their personal consumption from environmentally beneficial generation to exercise that choice. A green pricing tariff was approved for use in San Angelo, Texas in October 1996. A system-wide filing is expected in mid-1998.

         HOLDING COMPANY ACT AND LEGISLATIVE UPDATE
         The Holding Company Act generally has been construed to limit the operations of a registered holding company to a single integrated public utility system, plus such additional businesses as are functionally related to such system. Among other things, the Holding Company Act requires CSW and its subsidiaries to seek prior SEC approval before effecting mergers and acquisitions or pursuing other types of non-utility initiatives. Such pervasive regulation may impede or delay CSW's efforts to achieve its strategic and operating objectives. Consequently, CSW continues to support efforts to repeal or modify this legislation.

         In 1995, the SEC issued a report to the United States Congress advocating repeal of the Holding Company Act, either on a conditional and transitional basis or immediate and outright repeal. The basis for the SEC's recommendation for repeal is that the Holding Company Act is anachronistic and duplicative of other federal and state regulatory regimes that have developed over the past sixty years. Following the SEC's report, there were several bills introduced in both the United States Senate and House of Representatives in 1996 which would have repealed the Holding Company Act on a conditional and transitional basis and transferred its oversight functions to the FERC and the states. Another bill was introduced into the United States House of Representatives that, in addition to repealing the Holding Company Act, would have repealed PURPA, which among other things, requires investor owned utilities to purchase power at their avoided cost from qualifying facilities. Although none of these bills were enacted into law, they may suggest the form of future legislation.

         In January 1997, a bill was introduced in the United States Senate providing for comprehensive electric utility industry restructuring and for retail choice by December 2003, repeal of the Holding Company Act one year after the bill is enacted, as well as repeal of the requirement that electric utilities purchase power at their avoided cost from qualifying facilities under PURPA. Under this bill, many of the oversight functions performed by the SEC under the Holding Company Act would be shifted to the FERC and the states. In addition, a bill was reintroduced in the United States House of Representatives providing for choice of electricity suppliers at the retail level by the year 2000. Under this bill, which is substantially similar to the United States Senate bill, the application of the Holding Company Act to a particular holding company system would be eliminated after each state served by the electric utility companies in that system made a determination that retail competition existed in that state. No legislation was enacted in 1997.

         In February 1997, the SEC adopted Rule 58 allowing a holding company registered under the Holding Company Act or any of its subsidiaries, to acquire, without prior SEC approval, the securities of any energy-related company subject to certain limits. Under the new rule, investment in energy-related company securities without prior SEC approval is limited to the greater of (i) $50 million and (ii) 15% of the consolidated capitalization of the registered


                                      CSW
                                      2-17
holding company as reported on its most recent Form 10-Q or Form 10-K as filed with the SEC. Rule 58 does not exempt the acquisition by a registered holding company of the securities of an electric utility company or a gas utility company, which remains subject to the SEC's prior approval as does the issuance of securities for the purpose of making such exempt investments.

         In 1998, the United States Senate has progressed further in its consideration of comprehensive energy restructuring legislation than the United States House of Representatives. However, in the United States Senate, differences must be resolved between those who favor legislation to repeal the Holding Company Act and those who support repeal only in the context of comprehensive legislation. Prospects for repeal of the Holding Company Act in 1998 are unclear.

         REGULATORY ACCOUNTING
         Consistent with industry practice and the provisions of SFAS No. 71, which allows for the recognition and recovery of regulatory assets, the U.S. Electric Operating Companies have recognized significant regulatory assets and liabilities. Management believes that the U.S. Electric Operating Companies currently meet the criteria for following SFAS No. 71. However, in the event the U.S. Electric Operating Companies or some portion of their business no longer meets the criteria for following SFAS No. 71 due to deregulation or for other reasons, a write-off of regulatory assets and liabilities would be required, absent a means of recovering such assets or settling such liabilities in a continuing regulated segment of the business. For additional information regarding regulatory accounting, reference is made to NEW ACCOUNTING STANDARDS and NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

         PSO UNION NEGOTIATIONS
         As previously reported, PSO and its Local Union 1002 of the IBEW have been engaged in contract renewal negotiations. The underlying agreement expired in September 1996 and, to date, the parties have been unable to reach an agreement. In December 1996, PSO implemented portions of its final proposal after declaring an impasse. The principal issue of disagreement involves PSO's need for flexibility in a deregulated environment.

         In April 1997, Oklahoma's governor signed into law an electric industry restructuring bill. The new law mandates the implementation of retail competition to begin on July 1, 2002. PSO believes that the new law also broke the impasse in the contract negotiations and has resumed negotiations with the union. At this time, PSO cannot predict the outcome of this matter. However, PSO believes that, even in the event of a strike, its operations would continue without a significant disruption and that a strike would not have a material adverse effect on its results of operations or financial condition (The foregoing statement constitutes a forward looking statement within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD LOOKING INFORMATION).

         IMPACT OF COMPETITION AND INDUSTRY RESTRUCTURING INITIATIVES
         CSW is unable to predict the ultimate outcome or impact of competitive forces on the electric utility industry in the United States, and in the United Kingdom or on the CSW System. As the electricity markets become more competitive, however, the principal factor determining success is likely to be price, and to a lesser extent reliability, availability of capacity, and customer service. CSW and the U.S. Electric Operating Companies cannot predict the form or effect of any federal or state electric utility restructuring initiatives at this time. Federal and/or state electric utility restructuring may cause impairment of significant recorded assets, material reductions of profit margins, and/or increased costs of capital. No assurance can be made that such events would not have a material adverse effect on CSW's or any U.S. Electric Operating Company's results of operations, financial condition or competitive position. (The foregoing statement constitutes a forward looking statement within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD LOOKING INFORMATION).


                                      CSW
                                      2-18

RATES AND REGULATORY MATTERS

         CPL RATE REVIEW - DOCKET NO. 14965
         In November 1995, CPL filed with the Texas Commission a request to increase its retail base rates by $71 million, and in May 1996, CPL placed a $70 million base rate increase into effect under bond, subject to refund based on the receipt of the CPL 1997 Original Rate Order of the Texas Commission. On March 31, 1997, the Texas Commission issued a rate order in CPL's rate review, Docket No. 14965. Thereafter, CPL filed a motion for rehearing which requested the reconsideration of numerous provisions of the order. Motions for rehearing were also filed by other parties to the rate proceeding. In response to the motions for rehearing, in June 1997, the Texas Commission made several modifications to the CPL 1997 Original Rate Order and also agreed to rehear on remand several other issues. CPL restored its rates in July 1997, with two exceptions, to levels existing prior to the May 1996 implementation of bonded rates. On August 21, 1997, after reconsidering the issues on remand, the Texas Commission voted to issue a revised final order and on September 10, 1997, CPL received a revised final order. CPL filed its second motion for rehearing on September 30, 1997. The second motion for rehearing again requested reconsideration of numerous issues in the rate case. On October 16, 1997, the Texas Commission issued the CPL 1997 Final Order. The CPL 1997 Final Order lowers the annual retail base rates of CPL by approximately $19 million, or 2.5%, from CPL's rate level existing prior to May 1996. The Texas Commission also included a "Glide Path" rate methodology in the CPL 1997 Final Order pursuant to which CPL's annual rates will be reduced by an additional $13 million in mid-1998 and another $13 million in mid-1999.

         There are numerous contributing factors to the difference between the $71 million retail base rate increase originally requested by CPL and the $19 million retail base rate reduction included in the CPL 1997 Final Order. The CPL 1997 Final Order decreased CPL's requested return on equity of 12.25% on its retail rate base to a 10.9% return on equity for all non-ECOM invested capital, which results in a $30 million decrease in CPL's rate request. The CPL 1997 Final Order provides for the disallowance of approximately $18 million of affiliate transactions. In addition, the CPL 1997 Final Order denied CPL's request to use straight line amortization for CPL's deferred accounting costs. Instead, the CPL 1997 Final Order requires CPL to continue to use the mortgage amortization method to amortize its deferred accounting costs, resulting in a reduction of $14 million from CPL's rate request. The CPL 1997 Final Order also decreased depreciation by $17.4 million from CPL's rate request.

         Another major provision of the CPL 1997 Final Order was the Texas Commission's categorization of $800 million of CPL's investment in STP as ECOM. The term ECOM has been used to refer to the amount of costs that potentially would become "stranded" if retail competition were mandated and prices were set in the market, rather than the price being determined by current regulatory standards of reasonable and necessary cost of providing service. The CPL 1997 Final Order reduced CPL's equity return on the ECOM portion of CPL's investment in STP to 7.96%, compared to the 10.9% return on common equity approved for all other invested capital, resulting in a $15.9 million decrease in CPL's rate request. At the same time, the CPL 1997 Final Order accelerated the recovery of the $800 million designated as ECOM to 20 years from the remaining 32-year life of STP.


                                      CSW
                                      2-19

         The following table contains details of the estimate of the financial impact of the CPL 1997 Final Order.

                                          1997       1998      1999
                                        -----------------------------
                                                  (millions)

Decrease in revenue                      $(24.2)    $(28.7)   $(41.9)

Items included in decrease in revenue
   with an offsetting effect on expense:
      Recovery of STP (ECOM)               20.0       20.0     20.0
      Change in depreciation              (11.3)     (11.3)   (11.3)
      Decommissioning                       4.3        4.3      4.3
      Other                                 6.8        2.1      2.1
                                         ------     ------   ------
                                           19.8       15.1     15.1
                                         ------     ------   ------
Change in current year income before tax  (44.0)     (43.8)   (57.0)
Federal income taxes                       14.8       14.8     19.3
                                         ------     ------   ------
Current year impact on net income         (29.2)     (29.0)   (37.7)
                                         ------     ------   ------

1996 effect                               (18.9)      --       --
                                         ------     ------   ------
Estimated impact on net income           $(48.1)    $(29.0)  $(37.7)
                                         ------     ------   ------

         CPL appealed the CPL 1997 Final Order to the State District Court of Travis County to challenge the resolution of several issues in the rate case. The primary issues include: (i) the classification of $800 million of invested capital in STP as ECOM which was also assigned a lower return on equity than non-ECOM property, (ii) the Texas Commission's use of the "Glide Path" rate reduction methodology to be applied to rates in mid-1998 and mid-1999, and (iii) the $18 million of disallowed affiliate transactions from CSW Services. As part of the appeal, CPL seeks a temporary injunction to prohibit the Texas Commission from implementing the "Glide Path" rate reduction methodology, currently scheduled to begin in May 1998. A hearing has been set for the temporary injunction on April 3, 1998. Management is unable to predict how the final resolution of these issues will ultimately affect CSW's and CPL's results of operations and financial condition.

         CPL currently accounts for the economic effects of regulation in accordance with SFAS No. 71. Pursuant to the provisions of SFAS No. 71, CPL had recorded approximately $1.3 billion of regulatory-related assets at December 31, 1997. The application of SFAS No. 71 is conditioned upon CPL's rates being set based on the cost of providing service. In the event management concludes that as a result of changes in regulation, legislation, the competitive environment, or other factors, including the CPL 1997 Final Order, CPL no longer meets the criteria for following SFAS No. 71, a write-off of regulatory assets would be required. In addition, CPL and CSW could experience, depending on the timing and amount of any write-off, a material adverse effect on their results of operations and financial condition.

         The foregoing discussion of CPL RATE REVIEW - DOCKET NO. 14965 constitutes forward looking information within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information. See FORWARD LOOKING INFORMATION. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for additional information on the CPL 1997 Final Order.

         PSO 1997 RATE SETTLEMENT AGREEMENT
         In July 1996, the Oklahoma Commission staff filed an application seeking a review of PSO's earnings. In accordance with the established schedule, PSO subsequently filed financial data, cost of service and rate design testimony supporting both its current rates and an increase in annual depreciation expense of $26 million. In July 1997, the Oklahoma Commission staff and other intervenors to the proceeding filed their revenue requirements testimony. In its filing, the Oklahoma Commission staff recommended a rate reduction of $76.8 million for PSO.

         On October 15, 1997, PSO reached a stipulated agreement with parties to settle the rate inquiry that was pending before the Oklahoma Commission. On October 23, 1997, the Oklahoma Commission issued a final order approving the agreement. The following table represents the financial impact of the PSO 1997


                                      CSW
                                      2-20

Rate Settlement Agreement on PSO's 1997 results of operations and also an estimate of its ongoing annual impact on net income in successive years.

                                                        Ongoing
                                              1997      Annual
                                             Impact     Impact
                                            -------------------
                                                   (millions)
Decrease in revenue
      Refund to customers                     $(29.0)     $--
      Change in rates                           (2.5)   (35.9)
                                               -----    -----
                                               (31.5)   (35.9)
                                               -----    -----
Changes in expenses (offsetting
  impact included in revenues)
      Depreciation                              (6.3)   (10.9)
      Rate case deferred costs                   2.2      --
      Income tax                               (10.2)    (8.8)
                                               -----    -----
                                               (14.3)   (19.7)
                                               -----    -----
                                               (17.2)   (16.2)
Write-off of deferred assets, net of tax       (10.2)     --
                                               -----    -----
                                              $(27.4)  $(16.2)
                                               -----    -----

         The PSO 1997 Rate Settlement Agreement resulted in a material adverse effect on PSO's results of operations for 1997 that will have a continuing material adverse effect on its results of operations because of the rate decrease. However, it also reduced significant risks for PSO related to this regulatory proceeding and will enable PSO's rates to remain competitive for the foreseeable future.

         The foregoing discussion of PSO 1997 RATE SETTLEMENT AGREEMENT constitutes forward looking information within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information. See FORWARD LOOKING INFORMATION. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for additional information on the PSO 1997 Rate Settlement Agreement.

         SWEPCO LOUISIANA RATE REVIEW
         In December 1997, the Louisiana Commission announced it would review SWEPCO's rates and service. In 1993, the Louisiana Commission issued an order initiating a review of the rates of all investor-owned utilities in the state. Since that time, each of the other investor-owned utilities in Louisiana have been reviewed. SWEPCO's last rate activity was an $8.2 million rate decrease, initiated by SWEPCO and approved for its small and large industrial customers in January 1988. Prior to that, SWEPCO's last rate increase was in 1985.

         The Louisiana Commission has requested bids from consultants to perform a review of SWEPCO's rates and charges and to review SWEPCO's quality of service. The Louisiana Commission plans to select consultants during the second quarter of 1998 and a timeline for the review will be determined shortly thereafter. Management cannot predict the outcome of this review.

         SEEBOARD RECENT REGULATORY ACTIONS
         Following the phased-in opening of the United Kingdom domestic and small business electricity market to competition in September 1998, customers will be able to choose their electricity supplier. SEEBOARD will compete for customers in its own area as well as throughout the rest of the United Kingdom. The DGES has allowed some of the system development costs associated with the introduction of competition to be recovered by the regional electricity companies through a charge to all customers over the next five years. The DGES has also announced price restraints which set a maximum amount that existing electricity supply companies can charge their domestic and small business customers over the first two years following the introduction of competition, taking into account its view of future electricity purchase costs. For SEEBOARD, this proposal reduces prices in real terms by 6% for the regulatory year ending March 31, 1999 and a further 3% for the following regulatory year ending March 31, 2000.


                                      CSW
                                      2-21

         OTHER
         Reference is made to NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for information regarding fuel proceedings at CPL, SWEPCO and WTU.


 PROPOSED AEP MERGER

         On December 22, 1997, CSW and AEP announced that their boards of directors had approved a definitive merger agreement for a tax-free, stock-for-stock transaction creating a company with a total market capitalization of approximately $28.1 billion ($16.5 billion in equity; $11.6 billion in debt and preferred stock). CSW expects the combination to be accounted for as a pooling of interests. The transaction must satisfy many conditions, some of which may not be waived by the parties. There can be no assurance that the AEP Merger will be consummated.

         This combination is expected to create one of the nation's preeminent diversified electric utilities serving more than 4.6 million customers in 11 states and approximately 4 million customers outside the United States. Both companies have low-cost generation and offer their customers in every state prices below the national average. Over the last two years, both CSW and AEP have ranked among the top five electric utilities in customer satisfaction in the ACSI.

         Under the merger agreement, each common share of CSW will be converted into 0.6 shares of AEP common stock. Based upon AEP's closing price immediately prior to the merger announcement, this represented a premium of 20% over the CSW closing price. AEP will issue approximately $6.6 billion in stock to CSW stockholders to complete the transaction. CSW stockholders will own approximately 40% of the combined company. Both companies anticipate continuing their current dividend policies until the close of the transaction.

         Under the merger agreement, there will be no changes required with respect to the public debt issues, the outstanding preferred stock or the Trust Preferred Securities of CSW or its subsidiaries.

         The companies anticipate net savings related to the merger of approximately $2 billion over a 10-year period from the elimination of duplication in corporate and administrative programs, greater efficiencies in operations and business processes, increased purchasing efficiencies, and the combination of the two workforces. At the same time, the companies will continue their commitment to high quality, reliable service. Job reductions related to the merger are expected to be approximately 1,050 out of a total domestic workforce of approximately 25,000. The combined company will use a combination of growth, reduced hiring and attrition to minimize the need for employee separations. Organizational and staffing recommendations will be made by transition teams of employees from both companies.

         The electric systems of AEP and CSW will operate on an integrated and coordinated basis as required by the Holding Company Act. Any fuel savings resulting from the coordinated operation of the combined company will be passed on to customers.

         The merger agreement contains covenants and agreements that restrict the manner in which the parties may operate their respective businesses until the time of closing of the merger. In particular, without the prior written consent of AEP, CSW may not engage in a number of activities that could affect its sources and uses of funds. Pending closing of the merger, CSW's and its subsidiaries' strategic investment activity, capital expenditures and non-fuel operating and maintenance expenditures are restricted to specific agreed upon projects or agreed upon amounts. In addition, prior to consummation of the merger CSW and its subsidiaries are restricted from (i) issuing shares of common


                                      CSW
                                      2-22
stock other than pursuant to employee benefit plans, (ii) issuing shares of preferred stock or similar securities other than to refinance existing obligations or to fund permitted investment or capital expenditures and (iii) incurring indebtedness other than pursuant to existing credit facilities, in the ordinary course of business or to fund permitted projects or capital expenditures. These restrictions are not expected to limit the ability of CSW and its subsidiaries to make investments and expenditures in amounts previously budgeted.

         The merger is conditioned, among other things, upon the approval of CSW stockholders and several state and federal regulatory agencies. AEP shareholders must authorize additional common stock and approve a new common stock issuance to be used in the exchange for CSW common stock. The companies anticipate that regulatory approvals can be obtained in 12 to 18 months from the date of announcement. See NOTE 16. PROPOSED AEP MERGER.


OTHER MERGER AND ACQUISITION ACTIVITIES

         SETTLEMENT OF LITIGATION RELATED TO TERMINATION OF EL PASO MERGER
         In July 1997, CSW and El Paso reached a settlement agreement that resolved all of the pending litigation resulting from the termination of the proposed merger. Under the terms of the settlement agreement, CSW and El Paso agreed to dismiss all pending claims in the litigation and give a mutual release from any potential claims related to the El Paso Merger Agreement or the pending litigation, and CSW paid $35 million to El Paso, various of its creditor groups under its plan of reorganization, and its attorneys. CSW recorded a charge of $25 million in the first quarter of 1997 following the court's interim order and recorded an additional charge of $10 million in the second quarter of 1997 to fully recognize the $35 million settlement amount. The bankruptcy court vacated the interim order and approved the settlement agreement. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS.

         SWEPCO CAJUN ASSET PURCHASE PROPOSAL
         On March 18, 1998, SWEPCO, together with the Cajun Members Committee, which currently represents 7 of the 12 Louisiana member distribution cooperatives that are served by Cajun, filed the SWEPCO Plan in the bankruptcy court. Under the SWEPCO Plan, a SWEPCO affiliate or subsidiary would acquire all of the non-nuclear assets of Cajun, comprised of the two-unit Big Cajun I natural gas-fired plant, the three-unit Big Cajun II coal-fired plant, and related non-nuclear assets, for $940.5 million in cash, subject to adjustment pursuant to terms of the asset purchase agreement proposed as part of the SWEPCO Plan. The SWEPCO Plan incorporates the terms of a settlement between the RUS, the Cajun Members Committee, Claiborne Electric Cooperative, Inc. and SWEPCO.

         The SWEPCO Plan filed March 18, 1998 replaces plans filed previously by SWEPCO on January 15, 1998, October 26, 1996, September 30, 1996 and April 19, 1996. Two competing plans of reorganization for the non-nuclear assets of Cajun have been filed with the bankruptcy court, each with different purchase prices, rate paths and other provisions. Confirmation hearings in Cajun's bankruptcy case are now scheduled through April 1998. Consummation of the SWEPCO Plan is conditioned upon confirmation by the bankruptcy court, and the receipt by SWEPCO and CSW of all requisite state and federal regulatory approvals in addition to their board approvals. If the SWEPCO Plan is confirmed, the $940.5 million required to consummate the acquisition of Cajun's non-nuclear assets is expected to be financed through a combination of external borrowings and internally generated funds with approximately 70% of the external borrowings funded with non-recourse debt. There can be no assurance that the SWEPCO Plan will be confirmed by the bankruptcy court or, if it is confirmed, that it will be approved by federal and state regulators. For additional information regarding the SWEPCO Cajun asset purchase proposal see NOTE 3. COMMITMENTS AND CONTINGENT LIABILITIES.


                                      CSW
                                      2-23

OTHER INITIATIVES

         As described in OVERVIEW, a vital part of CSW's future strategy involves initiatives that are outside of the traditional United States electric utility industry due to increasing competition and fundamental changes in this industry. In addition, lower anticipated growth rates in CSW's core United States electric utility business combined with the aforementioned industry factors have resulted in CSW pursuing other initiatives. These initiatives have taken a variety of forms; however, they are all consistent with the overall plan for CSW to develop a global energy business. CSW has restrictions on the amounts it may spend under the AEP merger agreement. While CSW believes that such initiatives are necessary to maintain its competitiveness and to supplement its growth in the future, the Holding Company Act may impede or delay its ability to successfully pursue such initiatives (The foregoing statement constitutes a forward looking statement within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD LOOKING INFORMATION). See RECENT DEVELOPMENTS AND TRENDS.

         CSW ENERGY AND CSW INTERNATIONAL
         CSW Energy presently owns interests in six operating power projects totaling 978 MW which are located in Colorado, Florida and Texas. In addition to these projects, CSW Energy has other projects in various stages of development. In August 1997, an affiliate of CSW Energy sold 50% of its 100% interest in the Sweeny Cogeneration project. CSW Energy provided the $56.5 million non-recourse financing for the sale which is expected to be repaid from project distributions or proceeds from sale, as defined in the sales agreements. Construction of the 330 MW electricity generating facility was completed in early 1998 with a commercial operation date of February 1, 1998. CSW Energy did not recognize a gain or loss on this transaction.

         CSW International was organized to pursue investment opportunities in EWGs and FUCOs. CSW International currently holds investments in the United Kingdom, Mexico and Latin America. CSW International acquired a minority interest in Vale, a Brazilian electric utility company, for an initial investment of approximately $40 million in December 1996. In 1997, CSW International made additional equity investments of approximately $150 million in Latin America. The $190 million used to make the equity investments was funded through loans to CSW International by CSW Energy. CSW Energy obtained the funds from its $200 million Senior Note issuance in October 1996. CSW International continues to seek to expand into other countries in Latin America, Europe, and Asia that meet its investment criteria and the investment criteria contained in the AEP merger agreement.

         C3 COMMUNICATIONS
         C3 Communications has two active business units; its Utility Automation Division and a telecommunications partnership, ChoiceCom.

         C3 Communications' Utility Automation Division performs consulting, implementation and integration of utility meter automation products and services for traditional utility companies and, as competition markets open, in states like California, for energy service providers. C3 Communications offers clients innovative meter-based competitive data services including automated meter reading; hourly, daily and monthly delivery of consumption data; advanced load profiling data; aggregation reports for customers with multiple accounts and operational services like outage and tamper detection and real-time-pricing and time-of use data.

         ChoiceCom offers telecommunications services including local telephone service, long distance and long-haul data transmission services. ChoiceCom began offering local telephone service in August, 1997, in Austin, Corpus Christi and San Antonio, Texas with an emphasis on the business customer. ChoiceCom also installed state-of-the-art Lucent 5ESS(R) switches in those three cities. In January 1998, ChoiceCom began offering telephone service in Dallas and Houston with plans to install Lucent 5ESS(R) switches in both cities by the end of the year. With the addition of Dallas and Houston, ChoiceCom's expected 5-year


                                      CSW
                                      2-24
capital budget has increased to $210 million from $104 million. The partnership has grown to about 150 employees during its first year of operation.

         In November 1997, the parties amended the ChoiceCom Limited Partnership Agreement to provide that CSW hold 100% of the economic interest in ChoiceCom and 60% of the voting interest. ICG Communications, Inc. holds the remaining 40% voting interest in ChoiceCom, and has an option to acquire a 50% economic interest in ChoiceCom. In the event that its option terminates without being exercised, ICG Communications, Inc. will be bound by a non-compete agreement in CSW's service territory.

         ENERSHOP
         EnerShop currently provides energy services to customers in Texas which help reduce customers' operating costs through increased energy efficiencies and improved equipment operations. EnerShop utilizes the skills of local trade allies in offering services that include energy and facility analysis; project management; engineering design, equipment procurement and construction; and performance monitoring.

         OTHER VENTURES
         CSW Energy Services will spearhead CSW's competitive efforts in the retail electricity markets of states outside of CSW's historical service territories. CSW Energy Services will seek to secure electricity supply business in the markets which soon will have retail competition, and will enable CSW to extend its business reach and name recognition beyond CSW's traditional customer base. In March 1998, CSW Energy Services signed its first major supply contract in California. The CSW Services Business Ventures group pursues energy projects related to the business activities of the U.S. Electric Operating Companies. Projects for these groups include staffing services for electric utility nuclear power plants, energy management systems, electric substation automation software and electric vehicles. In June 1997, the FERC approved the request of CSW Power Marketing to sell power and energy at market-based rates in the wholesale market. CSW has temporarily suspended this initiative in light of the AEP Merger since AEP is already pursuing this initiative.


SOUTH TEXAS PROJECT

         CPL owns 25.2% of STP, a two-unit nuclear power plant which is located near Bay City, Texas. HL&P owns 30.8%, San Antonio owns 28.0%, and Austin owns 16.0% of STP. STP Unit 1 was placed in service in August 1988, and STP Unit 2 was placed in service in June 1989.

         STP Unit 1 and Unit 2 were removed from service during 1997 for scheduled refueling outages which lasted 24 days and 18 days, respectively. For the year 1997, Unit 1 and Unit 2 operated at net capacity factors of 90.1% and 91.0%, respectively.

         In September 1997, STPNOC was formed to replace HL&P as the STP Project Manager. Each of the four STP co-owners are represented on the STPNOC board of directors. The CPL representative has been elected as the initial chairman of the board of directors. On October 1, 1997, all HL&P employees assigned to STP were transferred from HL&P to STPNOC. On November 17, 1997, HL&P was removed as STP Project Manager, and STPNOC became the operator of the plant. CPL believes the formation of STPNOC is in the best interest of CPL.

         The establishment of STPNOC provides the following advantages: (i) allows the management and work force to focus exclusively on the safe, reliable and efficient operation of the STP units; (ii) removes most of the possibility of disputes between the four owners over the operation of the facility; (iii) removes dissension concerning the potential liability of HL&P who was acting as the project manager; and (iv) allows the management of the facility to tailor a total compensation package for the STP work force which best suits that work force and its needs. In addition, the formation and operation of STPNOC is


                                      CSW
                                      2-25
expected to result in a decrease in costs allocable to CPL related to its investment in STP (The foregoing statement constitutes a forward looking statement within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD LOOKING INFORMATION).

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

         The U.S. Electric Operating Companies are subject to various pending claims alleging that they are PRPs under federal or state remedial laws for investigating and cleaning up contaminated property. CSW believes that resolution of these claims, individually or in the aggregate, will not have a material adverse effect on CSW's or any U.S. Electric Operating Company's results of operations or financial condition. Although the reasons for this expectation differ from site to site, factors that are the basis for the expectation for specific sites include the volume and/or type of waste allegedly contributed by the U.S. Electric Operating Company, the estimated amount of costs allocated to the U.S. Electric Operating Company and the participation of other parties (The foregoing statements constitute forward looking statements within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD LOOKING INFORMATION). See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS and NOTE 3. COMMITMENTS AND CONTINGENT LIABILITIES for additional discussion regarding environmental matters.

         The EPA recently promulgated revised, more stringent ambient air quality standards for ozone and particulates. While these standards do not mandate emission levels for facilities such as electricity generating power plants, they may result in more areas being designated as non-attainment for these two pollutants. States will be required to develop strategies to achieve compliance in these areas, strategies that may include lower emission levels for electricity generating power plants, possibly including facilities within the CSW System. The impact, if any, on CSW or the U.S. Electric Operating Companies cannot yet be determined, but the impact could be significant.

         At the Kyoto Conference on Global Warming held in December 1997, U.S. representatives agreed to a treaty which could require new limitations on "greenhouse gases" from power plants. CSW and the U.S. Electric Operating companies could be affected if this treaty is approved by the United States Congress in its present form. The impact, if any, on CSW or the U.S. Electric Operating Companies cannot yet be determined, but the impact could be significant.


                                      CSW
                                      2-26

RISK MANAGEMENT

         In October 1997, CSW's board of directors adopted a risk management resolution authorizing CSW to engage in currency, interest rate and energy spot and forward transactions and related derivative transactions on behalf of CSW with foreign and domestic parties as deemed appropriate by executive officers of CSW. The risk management program is necessary to meet the growing demands of CSW's customers for competitive prices and price stability, to enable CSW to compete in a deregulated power industry, to manage the risks associated with domestic and foreign investments and to take advantage of strategic investment opportunities.

         The U.S. Electric Operating Companies experience commodity price exposures related to the purchase of fuel supplies for the generation of electricity and for the purchase of power and energy from other generation sources. Contracts that provide for the future delivery of these commodities can be considered forward contracts which contain pricing and/or volume terms designed to stabilize the cost of the commodity. Consequently, the U.S. Electric Operating Companies manage their price exposure for the benefit of customers by balancing their commodity purchases through a combination of long-term and short-term (spot-market) agreements. In addition, SEEBOARD has entered into contracts for differences to reduce exposure to fluctuations in the price of electricity purchased from the United Kingdom's electricity power pool. This pool was established at privatization of the United Kingdom's electric industry for the bulk trading of electricity between generators and suppliers. At December 31, 1997, the gross value of such contracts for differences amounted to not more than 80% of any year's expected power purchases.

         CSW has, at times, been exposed to currency and interest rate risks which reflect the floating exchange rate that exists between the U.S. dollar and the British pound since its purchase of SEEBOARD in 1995. CSW has utilized certain risk management tools to manage adverse changes in exchange rates and to facilitate financing transactions resulting from CSW's acquisition of SEEBOARD. At the end of 1997, CSW had positions in two cross currency swap contracts. The following table presents information relating to these contracts. The market value represents the foreign exchange/interest rate terms inherent in the cross currency swaps at current market pricing. CSW expects to hold these contracts to maturity. At current exchange rates, this liability is included in long-term debt on the balance sheet at a carrying value of approximately $425 million.

                                           Expected        Expected Cash
                                         Cash Inflows        Outflows
Contract               Maturity        (Maturity Value)   (Market Value)
                         Date
------------------------------------------------------------------------

Cross currency swap   August 1, 2001     $200 million     $216.5 million
Cross currency swap   August 1, 2006     $200 million     $226.8 million


OTHER MATTERS

         YEAR 2000
         In 1996, a system-wide program to prepare CSW's computer systems and applications for the year 2000 was initiated. CSW expects to incur internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for the year 2000. Testing and conversion is expected to cost between $20 million and $21 million over the next two years including both domestic and foreign operations. A significant portion of these costs is likely to be covered through the redeployment of existing resources. The major applications which pose the greatest risk for CSW if implementation is not successful are the transmission and distribution automation system; the time in use, demand and recorder metering system for commercial and industrial customers; and the power billing system. The potential problems related to these systems are electric service interruptions to customers, interrupted revenue data gathering and poor customer relations resulting from delayed billing, respectively. Costs related to the year 2000 program will be expensed as incurred.


                                      CSW
                                      2-27

         ADOPTION OF RIGHTS PLAN
         In September 1997, CSW's board of directors adopted a Rights Plan, subject to SEC approval under the Holding Company Act. SEC approval was received in December 1997, and on December 22, 1997, CSW executed the Rights Plan which had been modified to permit the AEP Merger. The Rights Plan was initially adopted and ultimately executed as part of the fiduciary responsibility of CSW's board of directors and was not adopted because of any takeover offer or threat. The intent of the Rights Plan is to assure fair and equal treatment for all of CSW's stockholders in the event of a hostile takeover attempt and to encourage a potential acquirer to negotiate with CSW's board of directors before attempting a takeover to assure a fair price for all stockholders.

         On January 6, 1998, CSW made a dividend distribution of one right for each outstanding share of its common stock. Each right initially entitles the holder to buy one-tenth of one share of CSW Common for $50. Prior to the date upon which the rights become exercisable under the Rights Plan, CSW's outstanding stock certificates will represent both the shares of common stock and the rights, and the rights will trade only together with the shares.

         Under the Rights Plan, a "triggering event" would occur ten days after a person or group acquires or announces a tender or exchange offer to acquire fifteen percent or more of CSW's outstanding common stock. Upon such a "triggering event," the rights would become exercisable and trade independently of CSW's common stock. After a person or group acquires fifteen percent or more of CSW's outstanding common stock, each right (except those held by such acquiring person or group, whose rights would become void), entitles the holder to purchase, at the exercise price, CSW common shares having a current market value of two times the exercise price. If CSW was acquired in a merger or other business combination, each right would entitle the holder to purchase, at the exercise price, common stock of the acquirer having a current market value of two times the exercise price. In either case, after a triggering event occurs but before an acquiring person becomes the owner of at least fifty percent of CSW's outstanding common stock, CSW's board of directors may direct the exchange of one share of CSW's common stock for each right then outstanding and not exercised. The Rights Plan exempts the AEP Merger transaction. Therefore, neither the execution of the AEP merger agreement nor consummation of the AEP Merger caused, or will cause a "triggering event" or the rights to become exercisable. See PROPOSED AEP MERGER for additional information on the proposed merger.

         CSW's board of directors may redeem the rights for a price of one cent per right prior to the earlier of the rights becoming exercisable or the expiration of the Rights Plan. The rights will expire ten years from the effective date unless they are earlier redeemed or exchanged by CSW.


NEW ACCOUNTING STANDARDS

         SFAS NO. 125
         SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities using a financial-components approach that focuses on control. An entity recognizes assets it controls and derecognizes assets when control has been surrendered and liabilities when they have been extinguished. A transfer of assets in which control of the asset is surrendered is recorded as a sale. Control of an asset is surrendered only when and if certain conditions are met. Likewise, a liability is only extinguished under certain distinct conditions. The Registrants adopted SFAS No. 125 effective January 1, 1997. Adoption of this standard has not had a material adverse effect on the Registrants' results of operations or financial condition.


                                      CSW
                                      2-28

         SFAS NO. 128
         On March 3, 1997, the FASB issued SFAS No. 128, effective for financial statements for periods ending after December 15, 1997. SFAS No. 128 will simplify the computation of earnings per share for many companies by eliminating calculation provisions which were required by the prior earnings per share standard, Accounting Principles Board Opinion No. 15. CSW adopted SFAS No. 128 effective December 31, 1997. Adoption of SFAS No. 128 did not have a material effect on its calculation of earnings per share.

         SFAS NO. 130
         This statement is effective for fiscal years beginning after December 15, 1997. The statement adds the requirement to present comprehensive income and all of its components (revenues, expenses, gains and losses) in a full set of financial statements, and this new statement must be displayed with the same prominence given other financial statements. Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Though effective at the beginning of 1998, comprehensive income is not required to be disclosed in interim statements in the year adopted. CSW will adopt this statement beginning with 1998 year-end financial statements.

         SFAS NO. 131
         This statement is effective for fiscal years beginning after December 15, 1997, and requires that certain information about operating segments be presented in complete sets of financial statements. It also requires the presentation of information regarding products and services, geographic areas in which the entity operates, and concentrations of major customers.

         The objective of this statement is to provide information about the different types of business activities in which an entity engages and the different economic environments in which it operates to help users of financial statements better understand an entity's performance and prospects for future cash flows and make more informed judgments about the enterprise as a whole.

         An operating segment is a component of an enterprise that earns revenues and incurs expenses, whose results are regularly reviewed by the chief decision maker, and for which discrete financial information is available. Separate information is required to be presented for any segment that is 10 percent or more of reported income, profit or loss, or assets of the combined entity. CSW will adopt this statement beginning with 1998 year-end financial statements.



CENTRAL AND SOUTH WEST CORPORATION'S RESULTS OF OPERATIONS
COMPARISON OF THE YEARS ENDED DECEMBER 31, 1997 AND 1996

         CSW's earnings decreased to $153 million in 1997 from $429 million in 1996. CSW's return on average common stock equity was 4.2% in 1997 compared to 12.1% in 1996. The primary reason for the lower earnings and return on average common stock equity was the accrual of the one-time United Kingdom windfall profits tax. The impact of CSW's final settlement of litigation with El Paso contributed to the decline in earnings as well. Also contributing to the decrease in earnings was the effect of both the PSO 1997 Rate Settlement Agreement and the CPL 1997 Final Order. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for additional information on CSW's final settlement of litigation with El Paso, the CPL 1997 Final Order and the PSO 1997 Rate Settlement Agreement. See NOTE 17. EXTRAORDINARY ITEM for additional information on the windfall profits tax. Further reducing earnings for 1997 were certain asset write-offs predominately at the U.S. Electric Operating Companies. Partially offsetting the lower earnings was the gain on the reacquisition of a portion of the U.S. Electric Operating Companies' preferred stock and an adjustment to


                                      CSW
                                      2-29
deferred tax balances of $15 million resulting from a 2% reduction in the United Kingdom corporation tax rate. Further offsetting the decline in earnings was an increase in non-fuel electric revenues. Significant items impacting 1997 earnings are listed below (in millions).

                                                         Earnings
                                                          Impact
                                                       -------------

United Kingdom Windfall Profits Tax                        $(176)
CPL 1997 Final Order                                         (48)
Asset Write-offs and Reserves                                (48)
PSO 1997 Rate Settlement Agreement                           (27)
Settlement of Litigation with El Paso                        (23)
Gain on the Reacquisition of Preferred Stock                  10
United Kingdom Deferred Tax Adjustment                        15

         In addition, several items that occurred in 1996 were not present in 1997. Prior to the sale of Transok in 1996, CSW realized $12 million of earnings from Transok's operations. As a result of the sale, CSW also recorded an after-tax gain of approximately $120 million in 1996. However, the U.S. Electric Operating Companies and CSW Energy recorded charges totaling $102 million, after-tax, for certain investments in the second quarter of 1996 which decreased earnings. See NOTE 14. DISCONTINUED OPERATIONS for additional information concerning the effects of the sale of Transok.

         Operating revenues increased $113 million in 1997 compared to 1996. The revenue variances are shown in the following table.

                   1997 REVENUE VARIANCES
       INCREASE (DECREASE) FROM PRIOR YEAR, MILLIONS

U.S. Electric
   CPL and WTU Transmission Revenues                      $56
   KWH Sales, Growth and Usage                             41
   Fuel Revenue                                            23
   CPL 1996 Fuel Agreement                                 18
   Sales for Resale                                        12
   CPL 1997 Final Order                                   (45)
   KWH Sales, Weather-Related                             (37)
   PSO 1997 Rate Settlement Agreement                     (32)
   Other Electric                                          37
                                                         ----
                                                           73
United Kingdom                                             22
Other Diversified                                          18
                                                         ----
                                                         $113
                                                         ----


         U.S. Electric revenues increased $73 million, or 2%, in 1997 compared to 1996. Retail MWH sales increased 2.5% with increases in all customer classes. U.S. Electric revenues increased primarily due to higher MWH sales resulting from increased customer usage and new transmission access revenues at CPL and WTU in accordance with FERC Order No. 888 and the Texas Commission's rule regarding transmission access and pricing. The new transmission revenues had no material effect on earnings because they were almost completely offset by a corresponding amount of transmission expense. Revenues increased due in part to the absence in 1997 of the revenue decrease in 1996 from the CPL 1996 Fuel Agreement. An increase in fuel revenues, as discussed in fuel expense below, also contributed to the higher revenues. Partially offsetting the revenue increase was a decrease in weather-related demand due to milder weather in the first nine months of 1997. Further offsetting the increase in U.S. Electric revenues was the revenue decrease from both the CPL 1997 Final Order and the PSO 1997 Rate Settlement Agreement. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for additional information on the CPL 1997 Final Order and the PSO 1997 Rate Settlement Agreement. United Kingdom revenues increased $22 million,


                                      CSW
                                      2-30
or 1%, in 1997 compared to 1996 due primarily to the effect of the exchange rate movement between the British pound and the U.S. dollar, partially offset by a reduction in the fossil fuel levy collected on behalf of the United Kingdom. Other diversified revenues increased $18 million, or 31%, in 1997 compared to 1996 due primarily to increased revenues from CSW International, C3 Communications, CSW Credit and EnerShop.

         During 1997 and 1996 the U.S. Electric Operating Companies generated 93% of their electric energy requirements. U.S. Electric fuel expense increased $26 million to $1.3 billion in 1997 compared to 1996 due primarily to an increase in natural gas fuel costs to $2.67 per MMbtu from $2.50 per MMbtu. Also contributing to the increase was the absence in 1997 of a one-time reduction to fuel expense of approximately $9 million recorded in the first quarter of 1996 related to the CPL 1996 Fuel Agreement. Partially offsetting these increases in fuel expense was the effect of lower-cost coal. United Kingdom cost of sales decreased approximately $40 million to $1.3 billion in 1997 compared to 1996 due primarily to a reduction in the fossil fuel levy collected on behalf of the United Kingdom government, which was partially offset by the effect of the exchange rate movement between the British pound and the U.S. dollar.

         Other operating expense increased $196 million to $981 million in 1997 compared to 1996 due in part to the absence in 1997 of a $27 million pension adjustment recorded in the second quarter of 1996 at SEEBOARD which decreased pension expense. The effect of the exchange rate movement between the British pound and U.S. dollar also contributed to the increase in other operating expense of SEEBOARD U.S.A. In addition, approximately $56 million in new transmission access expense was recorded at CPL and WTU in 1997 related to FERC Order No. 888 and the Texas Commission rules regarding transmission access and pricing. Also increasing other operating expense were asset write-offs of approximately $57 million including certain regulatory assets, capitalized demand side management assets and obsolete inventories. In addition, the settlement of litigation with El Paso increased other operating expense $35 million. Further contributing to the increase in other operating expense was the $12 million impact of the CPL 1997 Final Order and the $4 million impact of the PSO 1997 Rate Settlement Agreement. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for additional information on the CPL 1997 Final Order and the PSO 1997 Rate Settlement Agreement. Partially offsetting these increases were the absence in 1997 of expenses recorded in 1996 related to inventory write-offs of $10 million and CPL rate case adjustments of $15 million. Further offsetting the increases were charges in 1996 associated with restructuring costs. Also partially offsetting the increase in other operating expense was reduced pension expense in 1997 resulting from changes made to the pension plan for CSW's domestic employees. See NOTE 5. BENEFIT PLANS for additional information related to the changes in the pension plan.

         Depreciation and amortization expense increased $33 million, or 7%, in 1997 due primarily to the implementation of depreciation and amortization in accordance with the CPL 1997 Final Order. As a result of that order, the increase in depreciation due to the accelerated recovery of ECOM property was offset in part by the implementation of lower depreciation rates. Taxes other than income increased $17 million, or 10%, in 1997 compared to 1996 due primarily to higher property taxes at CPL and the absence in 1997 of a CPL Texas franchise tax refund and true-up in 1996. Income tax expense decreased $73 million to $151 million in 1997 due primarily to lower pre-tax income and a $15 million adjustment to deferred income tax balances resulting from a 2% reduction in the United Kingdom corporation tax rate.

            Other income and deductions increased to a gain of $32 million in 1997 from a loss of $61 million in 1996 due primarily to the absence in 1997 of charges for certain investments recorded in the second quarter of 1996 of approximately $84 million, after tax, at the U.S. Electric Operating Companies and $18 million at CSW Energy. Long-term interest expense increased $8 million, or 2%, in 1997 due primarily to interest expense resulting from a fourth quarter 1996 debt issuance by CSW Energy. Short-term and other interest expense decreased $8 million to $86 million in 1997 when compared to 1996 due primarily to lower levels of short-term borrowings. Distributions on newly-issued Trust Preferred Securities increased interest and other charges by $17 million in 1997, which was partially offset by lower dividend requirements resulting from


                                      CSW
                                      2-31
the related preferred stock reacquisitions at the U.S. Electric Operating Companies. See NOTE 10. TRUST PREFERRED SECURITIES for additional information on the new securities.


COMPARISON OF THE YEARS ENDED DECEMBER 31, 1996 AND 1995

         CSW's earnings increased to $429 million in 1996 compared to $402 million in 1995. Although earnings increased, earnings per share decreased from $2.10 in 1995 to $2.07 in 1996 due to the issuance of additional shares of common stock during 1996. The return on average common stock equity was 12.1% in 1996 compared to 13.1% in 1995. U.S. Electric operations contributed approximately 57% of total earnings in 1996 and approximately 105% of total earnings in 1995. The lower percent for U.S. Electric operations is mostly attributed to the gain on the sale of Transok, higher earnings from SEEBOARD U.S.A. and the recording of charges at each of the U.S. Electric Operating Companies for certain investments. SEEBOARD U.S.A. contributed 24% of total earnings in 1996 as compared to 2% in 1995, reflecting a full year of earnings in 1996 compared to only a partial quarter in 1995.

         Earnings increased in 1996 compared to 1995 due primarily to the gain from the sale of Transok, the additional earnings from SEEBOARD U.S.A., the absence of charges in 1996 related to the termination of the proposed El Paso Merger in June 1995 and the effect of the CPL 1995 Agreement. Also contributing to the increase were higher non-fuel electric revenues resulting from increased usage, customer growth and weather-related demand. Partially offsetting these increases in earnings were the recording of charges by the U.S. Electric Operating Companies in June 1996 associated with certain investments, write-offs of certain equity investments and other project development costs for CSW Energy, restructuring charges, the effect of the CPL 1996 Fuel Agreement, the asset reserves for the pending CPL rate case and the absence in 1996 of favorable tax adjustments made in 1995. Additional information related to the reserves recorded in June 1996 is discussed below. For further discussion of CPL's regulatory activities, see NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS. Increased depreciation and amortization, increased other operating expense, increased interest expense and the loss of Mirror CWIP earnings also reduced the increase in earnings. Significant items impacting 1996 earnings are listed below (in millions).

                                       Earnings
                                        Impact
                                      ------------

Gain on the Sale of Transok               $120
Charges for Certain Investments           (104)
CPL Pending Rate Case Write-offs            (8)
CPL 1996 Fuel Agreement                     (7)


                                      CSW
                                      2-32

         Revenues increased approximately $2.0 billion or 64% in 1996 when compared to 1995. The revenue variances are shown in the following table.

                   1996 REVENUE VARIANCES
       INCREASE (DECREASE) FROM PRIOR YEAR, MILLIONS

U.S. Electric
   Fuel Revenues                                         $181
   CPL 1995 Agreement                                     112
   KWH Sales, Growth and Usage                             83
   KWH Sales, Weather-Related                              21
   WTU 1995 Stipulation and Agreement                      21
   Other Electric                                         (35)
   CPL 1996 Fuel Agreement                                (18)
                                                       ------
                                                          365
United Kingdom                                          1,640
Other Diversified                                           7
                                                       ------
                                                       $2,012
                                                       ------

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

         CSW's operating revenues also include approximately $1.8 billion from a full year of revenues from SEEBOARD U.S.A. for 1996 compared to $208 million of revenues for a partial quarter of operations in 1995. Other diversified revenues increased 13% to $59 million in 1996 as compared to $52 million in 1995 due primarily to increased revenues from CSW Energy projects, increased factoring revenues at CSW Credit and new revenues from C3 Communications and EnerShop.

         During 1996 and 1995 the U.S. Electric Operating Companies generated 93% and 95%, respectively, of their electric energy requirements. U.S. Electric fuel expense increased 15% to approximately $1.1 billion in 1996 at the U.S. Electric Operating Companies due primarily to an increase in the average unit cost of fuel to $1.81 per MMbtu in 1996 from $1.58 per MMbtu in 1995, reflecting higher natural gas prices. Partially offsetting this increase was a reduction in the delivered cost of coal at the U.S. Electric Operating Companies resulting from lower coal transportation costs and lower spot market coal prices. U.S. Electric purchased power increased $36 million to $77 million in 1996 due primarily to increased economy energy purchases at a higher cost per MWH. CSW's operating expenses include $1.3 billion for cost of sales from a full year of United Kingdom operations in 1996 compared to $158 million recorded in United Kingdom cost of sales for a partial quarter of operations in 1995.

         Other operating expenses in 1996 increased $228 million, or 41%, from 1995 due primarily to the addition in 1996 of a full year of operating expenses from SEEBOARD U.S.A. as well as the absence in 1996 of reduced expenses in 1995 related to $28 million of regulatory assets established for previously expensed restructuring charges and the reversal of rate case costs pursuant to the CPL 1995 Agreement. Also contributing to the increase was the recognition in 1995 of a $13 million regulatory asset for previously recorded restructuring charges in accordance with the WTU 1995 Stipulation and Agreement. Another factor contributing to increased other operating expense was a CSW restructuring charge recorded in 1996. A $42 million reserve for deferred merger and acquisition costs was recorded in 1995 from the terminated El Paso merger. Maintenance expense decreased $5 million to $150 million in 1996 from $155 million in 1995 due primarily to a $10 million decrease in maintenance expense at CPL resulting from lower production and distribution maintenance costs. Partially offsetting


                                      CSW
                                      2-33
this decrease was a $7 million increase in maintenance due to a write-down of production inventory at the U.S. Electric Operating Companies in 1996.

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

         Taxes, other than income increased 10% to $178 million in 1996 from $162 million in 1995. The increase was due primarily to lower 1995 ad valorem taxes resulting from revisions of prior year estimates recorded in 1995. Also contributing to the increase were higher ad valorem and state franchise taxes at SWEPCO in 1996. The higher ad valorem taxes resulted primarily from a higher state assessed value in Louisiana and the addition of the HVdc tie in Texas. The state franchise taxes increased due mainly to higher federal taxable income associated with Texas franchise tax. Income taxes increased $132 million to $224 million during 1996 compared to 1995. During 1995, income taxes were lower primarily due to adjustments relating to prior year taxes, as well as the tax effect from both the CPL 1995 Agreement and the WTU 1995 Stipulation and Agreement. Income taxes of $46 million were recorded for SEEBOARD U.S.A. from a full year of operations in 1996 compared to $6 million for a partial quarter of operations in 1995.

         Other income and deductions decreased $160 million in 1996 when compared to 1995 due primarily to charges recorded in June 1996 associated with certain investments for plant sites, engineering studies and lignite reserves for the U.S. Electric Operating Companies. See the table below for additional detail on these charges. Other income and deductions was also lower as a result of certain write-offs recorded by CSW Energy. In addition, CPL's Mirror CWIP liability, which has now been fully amortized, contributed $41 million to income in 1995.

          Pre-tax effect  Income tax    Net income
             on income      benefit       effect
           --------------------------------------
                          (thousands)

CPL         $(21,509)       $5,940      $(15,569)
PSO          (51,109)       15,401       (35,708)
SWEPCO       (29,700)        7,885       (21,815)
WTU          (14,949)        4,003       (10,946)
           -------------------------------------
           $(117,267)      $33,229      $(84,038)
           -------------------------------------

         Interest on long-term debt increased $102 million or 46% during 1996 compared to 1995 due to higher levels of long-term debt outstanding related to the SEEBOARD acquisition. CSW's 1996 embedded cost of long-term debt was unchanged from 1995 at 7.2%. Interest on short-term debt decreased $7 million or 7% in 1996 compared to 1995 due to lower interest rates and lower levels of short-term debt outstanding. CSW used a portion of the proceeds from the sale of Transok to reduce short-term debt.

         The $120 million gain on the sale of Transok as well as Transok's 1996 operations are shown separately in discontinued operations. Transok's earnings for the first five months of 1996 were $12 million compared to $25 million from a full year of operations for 1995. See NOTE 15. TRANSOK DISCONTINUED OPERATIONS for information, including comparative statements of income, related to the sale of Transok.


                                      CSW
                                      2-34

CSW
CONSOLIDATED STATEMENTS OF INCOME
CENTRAL AND SOUTH WEST CORPORATION
------------------------------------------------------------------------
                                           For the Years Ended December 31,
                                            ----------------------------
                                              1997       1996      1995
                                            -------    -------    ------
                                        ($ in millions, except share amounts)
Operating Revenues
    U.S. Electric                            $3,321     $3,248    $2,883
    United Kingdom                            1,870      1,848       208
    Other diversified                            77         59        52
                                            -------    -------    ------
                                              5,268      5,155     3,143
                                            -------    -------    ------
Operating Expenses and Taxes
    U.S. Electric fuel                        1,177      1,151     1,004
    U.S. Electric purchased power                89         77        41
    United Kingdom cost of sales              1,291      1,331       158
    Other operating                             981        785       557
    Maintenance                                 152        150       155
    Depreciation and amortization               497        464       353
    Taxes, other than income                    195        178       162
    Income taxes                                151        224        92
                                            -------    -------    ------
                                              4,533      4,360     2,522
                                            -------    -------    ------
Operating Income                                735        795       621
                                            -------    -------    ------

Other Income and Deductions
    Mirror CWIP liability amortization         --         --          41
    U.S. Electric charges for investments
      and plant development costs                (3)      (117)     --
    Other                                        29         16        56
    Non-operating income taxes                    6         40         2
                                            -------    -------    ------
                                                 32        (61)       99
                                            -------    -------    ------
Income Before Interest and Other Charges        767        734       720
                                            -------    -------    ------

Interest and Other Charges
    Interest on long-term debt                  333        325       223
    Distributions on Trust Preferred
      Securities                                 17       --        --
    Interest on short-term debt and other        86         94       101
    Preferred dividend requirements
      of subsidiaries                            12         18        19
    Gain on reacquired preferred stock          (10)      --        --
                                            -------    -------    ------
                                                438        437       343
                                            -------    -------    ------

Income from Continuing Operations               329        297       377
                                            -------    -------    ------

Discontinued Operations
    Income from discontinued operations,
      net of tax of $6 for 1996 and $13
      for 1995                                 --           12        25
    Gain on the sale of discontinued
      operations, net of tax of $72            --          120      --
                                            -------    -------    ------
                                               --          132        25
                                            -------    -------    ------

Income Before Extraordinary Item                329        429       402

Extraordinary Item - United Kingdom
  windfall profits tax                         (176)      --        --
                                            -------    -------    ------

Net Income for Common Stock                    $153       $429      $402
                                            =======    =======    ======

Average Common Shares Outstanding             212.1      207.5     191.7

Basic and Diluted EPS from Continuing
  Operations                                  $1.55      $1.43     $1.97
Basic and Diluted EPS from Discontinued
  Operations                                    --        0.64      0.13
                                            -------    -------    ------
Basic and Diluted EPS before
  Extraordinary Item                           1.55       2.07      2.10
Basic and Diluted EPS from
  Extraordinary Item                          (0.83)       --        --
                                            -------    -------    ------
Basic and Diluted EPS                         $0.72      $2.07     $2.10
                                            =======    =======    ======

Dividends Paid per Share of Common Stock      $1.74      $1.74     $1.72
                                            =======    =======    ======

   The accompanying notes to consolidated financial statements are an integral part of these statements.

                                      CSW
                                      2-35

CSW
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
CENTRAL AND SOUTH WEST CORPORATION
---------------------------------------------------------------------------
                                               For the Years Ended December 31,
                                                 --------------------------
                                                   1997      1996     1995
                                                 -------    ------   ------
                                                          (millions)

Common Stock at Beginning of Year                   $740      $675     $667
    Sale of Common Stock                               3        65        8
                                                 -------    ------   ------
Common Stock at End of Year                          743       740      675
                                                 -------    ------   ------

Paid-in Capital at Beginning of Year               1,022       610      561
    Sale of Common Stock                              17       412       49
                                                 -------    ------   ------
Paid-in Capital at End of Year                     1,039     1,022      610
                                                 -------    ------   ------

Retained Earnings at Beginning of Year             1,963     1,893    1,824
    Net income for common stock                      153       429      402
    Deduct:  Common stock dividends                  369       358      329
    Deduct:  Other                                     1         1        4
                                                 -------    ------   ------
Retained Earnings at End of Year                   1,746     1,963    1,893
                                                 -------    ------   ------

Foreign Currency Translation and Other
  at Beginning of Year                                77      --       --
    Net Change                                       (49)       77     --
                                                 -------    ------   ------
Foreign Currency Translation and Other
  at End of Year                                      28        77     --
                                                 -------    ------   ------


                                                 -------    ------   ------
Total Stockholders' Equity                        $3,556    $3,802   $3,178
                                                 =======    ======   ======























   The accompanying notes to consolidated financial statements are an integral part of these statements.

                                      CSW
                                      2-36

CSW
CONSOLIDATED BALANCE SHEETS
CENTRAL AND SOUTH WEST CORPORATION
---------------------------------------------------------------------------
                                                          As of December 31,
                                                          -----------------
                                                            1997      1996
                                                          -------   -------
                                                              (millions)
ASSETS
Fixed Assets
    Electric
        Production                                         $5,824    $5,830
        Transmission                                        1,558     1,538
        Distribution                                        4,453     4,237
        General                                             1,381     1,318
        Construction work in progress                         184       230
        Nuclear fuel                                          196       184
                                                          -------   -------
                                                           13,596    13,337
    Other diversified                                         250        84
                                                          -------   -------
                                                           13,846    13,421
  Less - Accumulated depreciation and amortization          5,218     4,940
                                                          -------   -------
                                                            8,628     8,481
                                                          -------   -------
Current Assets
    Cash and temporary cash investments                        75       254
    Accounts receivable                                       916       837
    Materials and supplies, at average cost                   172       185
    Electric utility fuel inventory                            65       102
    Under-recovered fuel costs                                 84        46
    Prepayments and other                                      78        85
                                                          -------   -------
                                                            1,390     1,509
                                                          -------   -------
Deferred Charges and Other Assets
    Deferred plant costs                                      503       509
    Mirror CWIP asset                                         285       299
    Other non-utility investments                             448       371
    Securities available for sale                             103      --
    Income tax related regulatory assets, net                 329       236
    Goodwill                                                1,428     1,525
    Other                                                     337       402
                                                          -------   -------
                                                            3,433     3,342
                                                          -------   -------
                                                          $13,451   $13,332
                                                          =======   =======












       The accompanying notes to consolidated financial statements are an integral part of these statements.

                                      CSW
                                      2-37

CSW
CONSOLIDATED BALANCE SHEETS
CENTRAL AND SOUTH WEST CORPORATION
----------------------------------------------------------------------
                                                  As of December 31,
                                                ----------------------
                                                  1997          1996
                                                --------      --------
CAPITALIZATION AND LIABILITIES                         (millions)
Capitalization
    Common stock:   $3.50 par value
        Authorized shares:
                350.0 million shares
        Issued and outstanding:
                212.2 million shares
          in 1997 and 211.5 million
          shares in 1996                           $ 743         $ 740
    Paid-in capital                                1,039         1,022
    Retained earnings                              1,746         1,963
    Foreign currency translation and other            28            77
                                                --------      --------
                                                   3,556  45%     3,802  47%
                                                -------- ---  --------- ---
    Preferred Stock
        Not subject to mandatory redemption          176            292
        Subject to mandatory redemption               26             33
                                                --------      ---------
                                                     202   2%       325   4%
    Certain Subsidiary-obligated,
       mandatorily redeemable preferred
       securities of subsidiary trusts
       holding solely Junior Subordinated
       Debentures of such Subsidiaries               335   4%      --    --%
    Long-term debt                                 3,898  49%     4,024  49%
                                                -------- ---  --------- ---
          Total Capitalization                     7,991 100%     8,151 100%
                                                -------- ---  --------- ---

Current Liabilities
    Long-term debt and preferred stock
      due within twelve months                        32           204
    Short-term debt                                  721           364
    Short-term debt - CSW Credit, Inc.               636           579
    Loan notes                                        56            76
    Accounts payable                                 558           630
    Accrued taxes                                    171           324
    Accrued interest                                  87            82
    Other                                            238           166
                                                --------      --------
                                                   2,499         2,425
                                                --------      --------

Deferred Credits
    Accumulated deferred income taxes              2,432         2,272
    Investment tax credits                           278           291
    Other                                            251           193
                                                --------      --------
                                                   2,961         2,756
                                                --------      --------
                                                $ 13,451      $ 13,332
                                                ========      ========









       The accompanying notes to consolidated financial statements are an integral part of these statements.

                                      CSW
                                      2-38

CSW
CONSOLIDATED STATEMENTS OF CASH FLOWS
CENTRAL AND SOUTH WEST CORPORATION
-----------------------------------------------------------------------------
                                                For the Years Ended December 31,
                                                 ----------------------------
                                                   1997       1996      1995
                                                 -------    -------    ------
                                                           (millions)
OPERATING ACTIVITIES
    Net income for common stock                     $153       $429     $402
    Non-cash Items and Adjustments
        Depreciation and amortization                529        521      425
        Deferred income taxes and
          investment tax credits                     110         62      (11)
        Preferred stock dividends                     12         18       19
        Gain on reacquired preferred stock           (10)      --       --
        Mirror CWIP liability amortization          --         --        (41)
        Charges for investments and assets            53        147     --
        Gain on sale of subsidiary                  --         (192)    --
    Changes in Assets and Liabilities
        Accounts receivable                         (140)       (86)     (36)
        Accounts payable                              45         23      (32)
        Accrued taxes                               (153)       (14)      25
        Fuel recovery                                (37)       (89)      76
    Other                                            164         56      (28)
                                                 -------    -------    -----
                                                     726        875      799
                                                 -------    -------    -----
INVESTING ACTIVITIES
    Construction expenditures                       (507)      (521)    (474)
    Acquisitions expenditures                       --       (1,394)    (421)
    CSW Energy/CSW International projects           (382)      (124)     109
    Sale of National Grid assets                    --           99     --
    Cash proceeds from sale of subsidiary           --          690     --
    Other                                            (15)       (36)     (26)
                                                 -------    -------    -----
                                                    (904)    (1,286)    (812)
                                                 -------    -------    -----
FINANCING ACTIVITIES
    Common stock sold                                 20        477       57
    Proceeds from issuance of long-term debt        --          437      456
    SEEBOARD acquisition financing                  --          350      731
    Reacquisition/Maturity of long-term debt        (253)      (239)    (363)
    Redemption of preferred stock                   (114)        (1)      (1)
   Trust Preferred Securites Sold                    323       --       --
    Other financing activities                        (3)        67     --
    Change in short-term debt                        414       (395)    (226)
    Payment of dividends                            (383)      (376)    (348)
                                                 -------    -------    -----
                                                       4        320      306
                                                 -------    -------    -----

Effect of exchange rate changes on cash and
  cash equivalents                                    (5)       (56)    --
                                                 -------    -------    -----

Net Change in Cash and Cash Equivalents             (179)      (147)     293
Cash and Cash Equivalents at Beginning of Year       254        401      108
                                                 =======    =======    =====
Cash and Cash Equivalents at End of Year             $75       $254     $401
                                                 =======    =======    =====

SUPPLEMENTARY INFORMATION
    Interest paid less amounts capitalized          $396       $356     $301
                                                 =======    =======    =====
    Income taxes paid                               $301       $196      $77
                                                 =======    =======    =====

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                                      CSW
                                      2-39

CENTRAL AND SOUTH WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF OPERATIONS
         CSW is a registered holding company under the Holding Company Act subject to regulation by the SEC. CSW's U.S. Electric Operating Companies are also regulated by the SEC under the Holding Company Act.

         The principal business of CSW's U.S. Electric Operating Companies is the generation, transmission, and distribution of electric power and energy. These companies are subject to regulation by the FERC under the Federal Power Act and follow the Uniform System of Accounts prescribed by the FERC. They are subject to further regulation with regard to rates and other matters by state regulatory commissions as follows: CPL and WTU are subject to the Texas Commission; PSO is subject to the Oklahoma Commission; and SWEPCO is subject to the Arkansas Commission, Louisiana Commission, Oklahoma Commission and Texas Commission.

         The principal business of CSW's United Kingdom electric operating subsidiary, SEEBOARD, is the distribution and supply of electric power and energy in Southeast England. SEEBOARD is subject to rate regulation by the DGES.

         In addition to electric utility operations, CSW has subsidiaries involved in a variety of business activities. CSW Energy and CSW International pursue cogeneration and other energy-related ventures; CSW Credit factors the accounts receivable of affiliated and non-affiliated companies; C3 Communications pursues telecommunications projects; CSW Leasing has investments in leveraged leases; EnerShop offers energy-management services and CSW Energy Services will pursue retail energy markets outside of CSW's traditional service territory.

         The more significant accounting policies of the CSW System are summarized below.

         PRINCIPLES OF CONSOLIDATION
         The consolidated financial statements include the accounts of CSW and its subsidiary companies. The consolidated financial statements for CPL, PSO and SWEPCO include their respective capital trusts.

         USE OF ESTIMATES
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities along with disclosure of contingent liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         FIXED ASSETS AND DEPRECIATION
         U.S. Electric fixed assets are stated at the original cost of construction, which includes the cost of contracted services, direct labor, materials, overhead items and allowances for borrowed and equity funds used during construction. SEEBOARD's fixed assets are stated at their original fair market value which existed on the date of acquisition plus the original cost of property acquired or constructed since the acquisition, less disposals.

         Provisions for depreciation of plant are computed using the straight-line method, generally at individual rates applied to the various classes of depreciable property. The annual average consolidated composite rates of the Registrants are presented in the following table.


                                      CSW
                                      2-40

            CSW      CPL       PSO      SWEPCO      WTU
           -----   -------   -------  ----------  -------

     1997   3.4%     3.0%      3.3%      3.2%       3.3%
     1996   3.4%     2.9%      3.6%      3.2%       3.2%
     1995   3.4%     2.9%      3.6%      3.2%       3.2%

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

         CPL's portion of the costs of decommissioning STP were estimated to be $258 million in 1995 dollars based on a site specific study completed in 1995. CPL is recovering these decommissioning costs through rates based on the service life of STP at a rate of $8.2 million per year. The $8.2 million annual cost of decommissioning is reflected on the income statement in other operating expense. Due to the fact that the funds are deposited with a trustee under the terms of an irrevocable trust and because of the ongoing nature of the FASB project, as described below, CPL believes it inappropriate to reflect the trust assets on its financial statements. At December 31, 1997, the trust balance was $45.7 million.

         The FASB is currently reviewing the utility industry's accounting treatment of nuclear and certain other plant decommissioning costs. An exposure draft regarding this matter was issued in February 1996. In November 1997 the FASB abandoned all previous decisions on the scope of this project and began a new project related to decommissioning and other environmental remediation costs. It is not known at this time when any new pronouncement would result from this project.

         ELECTRIC REVENUES AND FUEL
         The U.S. Electric Operating Companies record revenues based upon cycle-billings. Electric service provided subsequent to billing dates through the end of each calendar month are accrued for by estimating unbilled revenues in accordance with industry standards.

         CPL, SWEPCO and WTU recover retail fuel costs in Texas as a fixed component of base rates whereby over-recoveries of fuel are payable to customers and under-recoveries may be billed to customers after Texas Commission approval. The cost of fuel is charged to expense as incurred, with resulting fuel over-recoveries and under-recoveries recorded as regulatory assets and liabilities. PSO recovers fuel costs in Oklahoma and SWEPCO recovers fuel costs in Arkansas and Louisiana through automatic fuel recovery mechanisms. The application of these mechanisms varies by jurisdiction. See ITEM 1. BUSINESS-FUEL RECOVERY and NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS, for further information about fuel recovery.

         CPL, PSO and WTU recover fuel costs applicable to wholesale customers, which are regulated by the FERC, through an automatic fuel adjustment clause. SWEPCO recovers fuel costs applicable to wholesale customers through formula rates.

         CPL amortizes direct nuclear fuel costs to fuel expense on the basis of a ratio of the estimated energy used in the core to the energy expected to be derived from such fuel assembly over its life in the core. In addition to fuel


                                      CSW
                                      2-41
amortization, CPL also records nuclear fuel expense as a result of other items, including spent fuel disposal fees assessed on the basis of net MWHs sold from STP and DOE special assessment fees for decontamination and decommissioning of the enrichment facilities on the basis of prior usage of enrichment services.

         ACCOUNTS RECEIVABLE
         CSW Credit, as a wholly owned subsidiary of CSW, purchases, without recourse, the billed and unbilled accounts receivable of the U.S. Electric Operating Companies, certain non-affiliated public utility companies and, prior to its sale by CSW in June 1996, Transok.

         REGULATORY ASSETS AND LIABILITIES
         For their regulated activities, the U.S. Electric Operating Companies follow SFAS No. 71, which defines the criteria for establishing regulatory assets and regulatory liabilities. Regulatory assets represent probable future revenue to the company associated with certain costs which will be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future refunds to customers. The regulatory assets are currently being recovered in rates or are probable of being recovered in rates. The unamortized asset balances are included in the table below.

                                       CSW        CPL              PSO       SWEPCO      WTU
                                     --------------------------------------------------------------
                                     (millions)                    (thousands)
                                               ----------------------------------------------------
AS OF DECEMBER 31, 1997
 Regulatory Assets
   Deferred plant costs                $503      $484,277       $  --       $  --       $18,637 (3)
   Mirror CWIP asset                    285       285,431          --          --          --
   Income tax related
     regulatory assets, net             329       390,149          --          --          --
   Deferred restructuring and rate
     case costs                          36        24,049 (1)      --          --        12,369 (3)
   Demand side management costs          10         9,669          --          --          --
   OPEBs                                  3          --           2,829        --          --
   Under-recovered fuel costs            84        43,229        15,365 (2)  13,013      11,968
   Loss on reacquired debt              166        84,070        16,882      39,873      24,710
   Fuel settlement                       16          --            --        15,710 (5)    --
   Other                                  8         3,669           377       2,140       2,787
                                     ----------------------------------------------------------
                                     $1,440    $1,324,543       $35,453     $70,736     $70,471
 Regulatory Liabilities
   Refunds due customers                $64       $63,713       $  --       $  --          $366
   Income tax related regulatory
     liabilities, net                    --          --          41,793      10,072       9,482
   Other                                  1         1,205          --          --          --
                                     ----------------------------------------------------------
                                        $65       $64,918       $41,793     $10,072      $9,848
                                     ----------------------------------------------------------


                                      CSW
                                      2-42

                                       CSW        CPL         PSO       SWEPCO      WTU
                                     -------------------------------------------------------
                                     (millions)             (thousands)
                                               ---------------------------------------------
 AS OF DECEMBER 31, 1996
    Regulatory Assets
      Deferred plant costs              $509    $486,978    $   --      $    --    $22,365 (3)
      Mirror CWIP asset                  299     298,708        --           --        --
      Income tax related regulatory
        assets, net                      236     335,226        --           --        --
      Deferred restructuring and rate
        case costs                        46      30,965 (1)    --           --     14,973 (3)
      Deferred storm costs                 2          --      2,448 (4)      --        --
      Demand side management costs        15       7,070      8,278          --        --
      OPEBs                                3          --      3,325          --        --
      Under-recovered fuel costs          47      26,298      2,651 (2)    9,120     8,961
      Loss on reacquired debt            180      90,751     18,068       42,844    28,116
      Fuel settlement                     17          --         --       17,414 (5)
      Other                               13       3,453      4,997        1,326     1,576
                                      ----------------------------------------------------
                                      $1,367  $1,279,449    $39,767      $70,704   $75,991
    Regulatory Liabilities
      Refunds due customers              $43     $43,266    $   --       $   --         $2
      Income tax related regulatory
        liabilities, net                 --          --      46,007       36,106    16,918
      Other                                2       1,339         --          --        --
                                      ----------------------------------------------------
                                         $45     $44,605    $46,007      $36,106   $16,920
                                      ----------------------------------------------------

  (1) Earning no return, amortized by the end of 2000
  (2) Earning no return, amortized over 12 month period, recalculated semiannually
  (3) Earning no return, amortized through 2002
  (4) Earning no return, amortized by the end of 1997
  (5) Earning no return, amortized by the end of 2006

         In accordance with orders of the Texas Commission, CPL and WTU deferred carrying costs, as well as operating costs, depreciation and tax costs incurred for STP and Oklaunion, respectively. These deferrals were for the period beginning on the date when the plants began commercial operation until the date the plants were included in rate base. CPL is amortizing and recovering these deferred costs through rates over the life of the plant. WTU began amortizing and recovering such costs over a seven year period beginning January 1, 1996. In accordance with Texas Commission orders, CPL previously recorded a Mirror CWIP asset, which is being amortized over the life of STP. For further information regarding the deferred plant costs at CPL and WTU, reference is made to NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS. For additional information regarding regulatory accounting, reference is made to NEW ACCOUNTING STANDARDS and MD&A-RECENT DEVELOPMENTS AND TRENDS, REGULATORY ACCOUNTING.

         SEEBOARD ACQUISITION
         The acquisition of SEEBOARD was accounted for as a purchase combination. An allocation of the purchase price has been performed and is reflected in the consolidated financial statements. The goodwill is being amortized on a straight-line basis over 40 years. The unamortized balance of the SEEBOARD goodwill at December 31, 1997 was $1.4 billion. CSW continually evaluates whether circumstances have occurred that indicate the remaining useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable.

         NATIONAL GRID ASSETS
         Pursuant to a December 11, 1995 distribution by SEEBOARD, CSW (UK) plc, as a shareholder of SEEBOARD, received approximately 32.5 million shares of National Grid common stock. On February 2, 1996, all of these shares were sold for approximately $99 million.


                                      CSW
                                      2-43

         FOREIGN CURRENCY TRANSLATION
         The financial statements of SEEBOARD U.S.A., which are included in CSW's consolidated financial statements, have been translated from British pounds to U.S. dollars in accordance with SFAS No. 52. All balance sheet accounts are translated at the exchange rate at the end of the period and all income statement items are translated at the average exchange rate for the applicable period. At December 31, 1997 the current exchange rate was approximately (pound)1.00=$1.65, and the average exchange rate for the twelve month period ended December 31, 1997 was approximately (pound)1.00=$1.58. At December 31, 1996 the current exchange rate was approximately (pound)1.00=$1.71, and the average exchange rate for the twelve month period ended December 31, 1996 was approximately (pound)1.00=$1.56. The average exchange rate for the twelve month period ended December 31, 1995 was approximately (pound)1.00=$1.58. All resulting translation adjustments are recorded directly to Foreign currency translation and other on CSW's Consolidated Balance Sheets. Cash flow statement items are translated at a combination of average, historical and current exchange rates. The non-cash impact of the changes in exchange rates on cash and cash equivalents, resulting from the translation of items at the different exchange rates, is shown on CSW's Consolidated Statements of Cash Flows in Effect of exchange rate changes on cash and cash equivalents.

         STATEMENTS OF CASH FLOWS
         Cash equivalents are considered to be highly liquid instruments with a maturity of three months or less. Accordingly, temporary cash investments, which for CSW subsidiaries includes receivables from affiliates, are considered cash equivalents.

         RISK MANAGEMENT
         CSW has been exposed to currency and interest rate risks which reflect the floating exchange rate that exists between the U.S. dollar and the British pound since its purchase of SEEBOARD in 1995. CSW has utilized certain risk management tools, including cross currency swaps, foreign currency futures and foreign currency options, to manage adverse changes in exchange rates and to facilitate financing transactions resulting from CSW's acquisition of SEEBOARD.

         SEEBOARD has entered into contracts for differences to reduce exposure to fluctuations in the price of electricity purchased from the United Kingdom's electricity power pool. This pool was established at privatization of the United Kingdom's electric industry for the bulk trading of electricity between generators and suppliers.

         CSW accounts for these transactions as hedge transactions and any gains or losses associated with the risk management tools are recognized in the financial statements at the time the hedge transactions are settled. CSW believes its credit risk in these contracts is negligible. See MD&A, RISK MANAGEMENT and NOTE 7. FINANCIAL INSTRUMENTS for additional information.

         SECURITIES AVAILABLE FOR SALE
         CSW accounts for its investments in equity securities in accordance with SFAS No. 115. The investments have been designated as available for sale, and as a result are stated at fair value. Unrealized holding gains and losses, net of related taxes, are included within Foreign currency translation and other on CSW's Consolidated Balance Sheets. Information related to these Securities available for sale as of December 31, 1997 is presented in the following table.

                               Original   Unrealized Holding Gains/
                                 Cost            (Losses)            Fair Value
                              -------------------------------------------------
                                                (millions)

Securities available for sale    $110        $5            $(12)        $103


                                      CSW
                                      2-44

         ACCOUNTING CHANGE
         Effective January 1, 1997, CPL and WTU began utilizing the LIFO method for the valuation of all fossil fuel inventories. Previously, CPL had used the weighted average cost method and WTU had used the LIFO method for coal and the weighted average cost method for other fuel inventories. PSO utilizes the LIFO method. SWEPCO continues to utilize the weighted average cost method pending approval of the Arkansas Commission to utilize the LIFO method. The change in accounting did not affect the results of operations due to the regulatory treatment of such costs.

         RECLASSIFICATION
         Certain financial statement items for prior years have been reclassified to conform to the 1997 presentation. See NOTE 15. TRANSOK DISCONTINUED OPERATIONS for information related to the classification of Transok activities.


2.      LITIGATION AND REGULATORY PROCEEDINGS

         SETTLEMENT OF LITIGATION RELATED TO TERMINATION OF EL PASO MERGER
         In May 1993, CSW entered into a merger agreement pursuant to which El Paso would have emerged from bankruptcy as a wholly owned subsidiary of CSW. In June 1995, following its notification that CSW was terminating the El Paso Merger Agreement, El Paso filed suit against CSW seeking a $25 million termination fee from CSW, as well as, unspecified damages for various contract and tort claims. Subsequently, CSW filed suit against El Paso seeking a $25 million termination fee from El Paso and recovery of certain rate case expenses incurred by CSW on behalf of El Paso.

         The United States Bankruptcy Court for the Western District of Texas, Austin Division, consolidated the El Paso suit and the CSW suit into one adversary proceeding. On April 11, 1997, the court issued an interim order in which it ruled that CSW owed El Paso a $25 million termination fee and reserved judgment on certain disputed interest.

         In July 1997, CSW and El Paso reached a settlement agreement that resolved all of the pending litigation. Under the terms of the settlement agreement, CSW and El Paso dismissed all pending claims in the litigation and CSW paid $35 million to El Paso, various of its creditor groups under its plan of reorganization, and its attorneys. CSW recorded a charge of $25 million in the first quarter of 1997 following the court's interim order and recorded an additional charge of $10 million in the second quarter of 1997 to fully recognize the $35 million settlement amount. The bankruptcy court vacated the interim order and approved the settlement agreement.

         LITIGATION RELATED TO THE RIGHTS PLAN AND AEP MERGER
         Two lawsuits have been filed in Delaware state court seeking to enjoin the AEP Merger. CSW and each of its directors have been named as defendants in both cases. The first suit alleges that the Rights Plan, approved by the CSW Board of Directors on September 27, 1997 and which became effective after SEC approval under the Holding Company Act on December 19, 1997, constitutes a "poison pill" precluding acquisition offers and resulting in a heightened fiduciary duty on the part of the CSW Board of Directors to pursue an auction-type sales process to obtain the best value for CSW stockholders. The second suit alleges that the AEP Merger is unfair to CSW stockholders in that it does not recognize the underlying intrinsic value of CSW's assets and its future profitability. The second suit also seeks an auction-type sale process. CSW believes that both suits are without merit and intends to defend them vigorously.

         CPL RATE REVIEW - DOCKET NO. 14965
         In November 1995, CPL filed with the Texas Commission a request to increase its retail base rates by $71 million, and in May 1996, CPL placed a $70 million base rate increase into effect under bond, subject to refund based on the receipt of a final order of the Texas Commission. On March 31, 1997, the


                                      CSW
                                      2-45

Texas Commission issued the CPL 1997 Original Rate Order in CPL's rate review, Docket No. 14965. Thereafter, CPL filed a motion for rehearing which requested the reconsideration of numerous provisions of the order. Motions for rehearing were also filed by other parties to the rate proceeding. In response to the motions for rehearing, in June 1997, the Texas Commission made several modifications to the CPL 1997 Original Rate Order and also agreed to rehear on remand several other issues. CPL restored its rates in July 1997, with two exceptions, to levels existing prior to the May 1996 implementation of bonded rates. On August 21, 1997, after reconsidering the issues on remand, the Texas Commission voted to issue a revised final order and on September 10, 1997, CPL received a revised final order. CPL filed its second motion for rehearing on September 30, 1997. The second motion for rehearing again requested reconsideration of numerous issues in the rate case. On October 16, 1997 the Texas Commission issued the CPL 1997 Final Order. The CPL 1997 Final Order lowers the annual retail base rates of CPL by approximately $19 million, or 2.5%, from CPL's rate level existing prior to May 1996. The Texas Commission also included a "Glide Path" rate methodology in the CPL 1997 Final Order pursuant to which CPL's annual rates will be reduced by an additional $13 million in mid-1998 and another $13 million in mid-1999.

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

         CPL implemented bonded rates subject to refund in May 1996. On July 17, 1997, CPL restored its rates, with two exceptions, to levels existing prior to the implementation of the bonded rates. The two exceptions are for industrial interruptible rates and customer service charges for which the Texas Commission approved the increases requested by CPL. On October 31, 1997, CPL filed with the Texas Commission a proposed methodology for issuing an interim refund to customers in December 1997. A second refund was made in March 1998. The different components that were all incorporated into the December 1997 refund made to customers, a breakdown of the December 1997 refund, as well as the March 1998 refund, including interest, is shown below (millions).

December 1997
Amount collected from customers under bond           $81.7
Surcharge for rate case expenses                     (13.3)
Surcharge for fuel cost under-recovery               (23.6)
                                                    ------
Net refund to customers                              $44.8
                                                    ------

March 1998 (estimated)
Remaining refund available                           $59.0
Surcharge for fuel cost under-recovery               (34.3)
                                                    ------
Net refund to customers                              $24.7
                                                    ------

         The following table details the financial impact of the CPL 1997 Final Order as compared to the rates existing prior to CPL placing bonded rates into effect. Although the entire impact has been recorded in CPL's 1997 results of operations, the financial impact on its results of operations for 1996 and for the year 1997 is shown below.


                                      CSW
                                      2-46

                                              1996
                                           Retroactive   1997 Only
                                             Impact        Impact
                                           -----------   ---------
                                                   (millions)
Decrease in revenue                             $(20.7)     $(24.2)
                                           -----------   ---------

Items included in decrease in revenue with
   offsetting effect on expense:
      Accelerated recovery of STP (ECOM)          13.3        20.0
      Change in depreciation                      (7.5)      (11.3)
      Decommissioning                              1.9         4.3
      Other                                        --          6.8
                                           -----------   ---------
                                                   7.7        19.8
                                           -----------   ---------
Change in current year income before tax         (28.4)      (44.0)
Federal income taxes                               9.5        14.8
                                           -----------   ---------
Impact on net income - all recorded in 1997     $(18.9)     $(29.2)
                                           -----------   ---------

         CPL appealed the CPL 1997 Final Order to the State District Court of Travis County to challenge the resolution of several issues in the rate case. The primary issues include: (i) the classification of $800 million of invested capital in STP as ECOM which was also assigned a lower return on equity than non-ECOM property, (ii) the Texas Commission's use of the "Glide Path" rate reduction methodology to be applied to rates in mid-1998 and mid-1999, and (iii) the $18 million of disallowed affiliate transactions from CSW Services. As part of the appeal, CPL seeks a temporary injunction to prohibit the Texas Commission from implementing the "Glide Path" rate reduction methodology, currently scheduled to begin in May 1998. A hearing has been set for the temporary injunction on April 3, 1998. Management is unable to predict how the final resolution of these issues will ultimately affect CSW's and CPL's results of operations and financial condition.

         See MD&A - RATES AND REGULATORY MATTERS, CPL RATE REVIEW - DOCKET NO. 14965 for additional discussion of the CPL 1997 Final Order, including the estimated ongoing financial impact of the final order and information regarding the difference between the rates originally requested by CPL and those ordered by the Texas Commission.

         CPL 1995 AGREEMENT
         On April 5, 1995, CPL reached an agreement in principle with other parties to pending regulatory proceedings involving base rate, fuel and prudence issues relating to an outage experienced at STP during 1993 and 1994. Under the CPL 1995 Agreement, CPL provided customers a one-time base rate refund of $50 million. In addition, CPL refunded approximately $30 million in over-recovered fuel costs through April 1995. Furthermore, CPL did not charge customers for $62.25 million in replacement power costs and related interest primarily associated with the 1993-1994 STP outage. The CPL 1995 Agreement did not result in any ongoing change in base rate levels and provided that there would be no new rate review requests filed prior to September 28, 1995. CPL also reduced its fuel factors, effective in July 1995, by approximately $55 million on an annual basis due to projections of lower fuel costs. The Texas Commission approved the CPL 1995 Agreement on October 4, 1995. Details of the items in the CPL 1995 Agreement and the total 1995 earnings impact for CPL, including certain accounting provisions, are set forth in the following table.


                                      CSW
                                      2-47

                                                   Pre-tax  After-tax
                                                  -------------------
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

         By orders issued in October 1990 and December 1990, the Texas Commission quantified the STP Unit 1 and Unit 2 deferred accounting costs and authorized the inclusion of the amortization of the costs and associated return in CPL's retail rates. These Texas Commission orders were appealed to the Travis County District Court where the appeals are still pending. Language in the Supreme Court of Texas' opinion in the appeal of the deferred accounting authorization case suggests that the appropriateness of including deferred accounting costs in rates charged to customers is dependent on a finding in the first case in which the deferred STP costs are recovered through rates that the deferral was actually necessary to preserve the utility's financial integrity. If in the appeals of the October 1990 and December 1990 rate orders, the courts decide that subsequent review under the financial integrity standard is required and was not made in those orders, such rate orders would be remanded to the Texas Commission for the purpose of entering findings applying the financial integrity standard. Pending the ultimate resolution of CPL's deferred accounting issues, CPL is unable to predict how its deferred accounting orders will ultimately be resolved by the Texas Commission.

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

         CPL FUEL PROCEEDING
         In January 1998, CPL filed a request with the Texas Commission to recover approximately $41.4 million in uncollected fuel and purchased power costs and related interest from its retail customers and to increase the fuel factors used to recover fuel costs incurred to provide service in the future. The fuel surcharge will be subtracted from the remaining refund totaling approximately $59.0 million that was ordered by the Texas Commission in CPL's recent general rate case, Docket No. 14965. This net refund is being issued as a one-time adjustment to customers' March 1998 bills. In the same filing with the Texas Commission, CPL also requested permission to increase its fixed fuel factors by approximately $23.4 million effective with March 1998 bills. The primary cause of CPL's current fuel cost under-recovery and the need to increase its current fuel factors is the unanticipated increase in the price of natural gas.


                                      CSW
                                      2-48

         In February 1998, stipulations were reached on both the fuel factor and surcharge. The fuel factor increase is being reduced to $15.4 million, and the fuel surcharge including interest is being reduced to $34.3 million. The reductions are not a disallowance and will be considered as part of CPL's fuel reconciliation filing to be made in December 1998.

         CPL NUCLEAR INSURANCE CLAIMS
         In 1994, CPL filed a claim under its NEIL I policy relating to the 1993-1994 outage at STP Units 1 and 2. NEIL denied CPL's claim in 1995. CPL filed an action in April 1996 against both NEIL and Johnson & Higgins of Texas, Inc., the former insurance broker for STP, seeking recovery under the policy and other relief. Subsequently, CPL and NEIL agreed to dismiss all litigation between them concerning CPL's claim for NEIL coverage, and they agreed to submit their disputes over coverage to a non-binding, neutral evaluation process. Hearings were held by the neutral evaluator in February 1997 and April 1997. On April 22, 1997, the neutral evaluator made the recommendation that CPL's claim was not covered by its NEIL I policy. CPL abided by this recommendation.

         CPL INDUSTRIAL ROAD AND INDUSTRIAL METALS SITE
         Three suits naming CPL and others as defendants relating to a third-party owned and operated site in Corpus Christi, Texas formerly used for commercial reclamation of used electrical transformers, lead acid batteries and other scrap metals, were pending in federal and state court in Corpus Christi, Texas. The plaintiffs' complaints sought damages for alleged property damage and health impairment as a result of operations on the site and cleanup activities. During 1997, these suits were settled with no material adverse effect on CSW's or CPL's results of operation or financial condition.

         CPL MUNICIPAL FRANCHISE FEE LITIGATION
         In May 1996, the city of San Juan, Texas filed a purported class action in Hidalgo County, Texas District Court on behalf of all cities served by CPL based upon CPL's alleged underpayment of municipal franchise fees. The plaintiff's petition asserts various contract and tort claims against CPL as well as certain audit rights. The suit seeks unspecified damages and attorneys' fees. CPL filed a counterclaim for any overpayment of franchise fees it may have made as well as its attorneys' fees. CPL also filed a motion to transfer venue to Nueces County, Texas, and a plea to the jurisdiction and pleas in abatement asserting that the Texas Commission has primary jurisdiction over the claims. In May 1996 and December 1996, respectively, the cities of Pharr, Texas and San Benito, Texas filed individual suits making claims virtually identical to those claimed by the city of San Juan. In January, 1997, CPL filed an original petition at the Texas Commission requesting the Texas Commission to declare its jurisdiction over CPL's collection and payment of municipal franchise fees.

         In April 1997, the Texas Commission issued a declaratory order in which it declined to assert jurisdiction over the claims of the City of San Juan. CPL appealed the Texas Commission's decision to the Travis County, Texas District Court. After the Texas Commission's order, the Hidalgo County court overruled CPL's plea to the jurisdiction and plea in abatement. In July 1997, the Hidalgo County court entered an order certifying the case as a class action. CPL appealed this order to the Corpus Christi Court of Appeals. In February 1998, the court of appeals' affirmed the trial court's order certifying the class. CPL appealed the court of appeals ruling to the Texas Supreme Court.

         Although CPL believes that it has substantial defenses to the cities' claims and intends to defend itself against the cities' claims and pursue its counterclaims vigorously, CPL cannot predict the outcome of these lawsuits.


                                      CSW
                                      2-49

         CPL AND WTU TEXAS UTILITIES COMPLAINT (DOCKET NO. 17285)
         A Proposal for Decision was received in February 1998 in a joint CPL/WTU complaint at the Texas Commission that since January 1, 1997, Texas Utilities was effectively double charging for transmission service within the Electric Reliability Council of Texas. The Proposal recommends approval of a CPL/WTU proposed offset of $15.5 million annually of payments to Texas Utilities under FERC-approved transmission service agreements against amounts that CPL and WTU would otherwise owe Texas Utilities pursuant to Texas Commission rules for transmission service in ERCOT. The Texas Commission will consider the Proposal in April 1998.

         PSO RATE REVIEW
         In July 1996, the Oklahoma Commission staff filed an application seeking a review of PSO's earnings. In accordance with the established schedule, PSO subsequently filed financial data, cost of service and rate design testimony supporting both its current rates and an increase in annual depreciation expense of $26 million. In July 1997, the Oklahoma Commission staff and other intervenors to the proceeding filed their revenue requirements testimony. In its filing, the Oklahoma Commission staff recommended a rate reduction of $76.8 million for PSO.

         On October 15, 1997, PSO reached a stipulated agreement with parties to settle the rate inquiry that was pending before the Oklahoma Commission. On October 23, 1997, the Oklahoma Commission issued a final order approving the agreement. The PSO 1997 Rate Settlement Agreement calls for PSO to lower its retail base rates beginning with the December 1997 billing cycle by approximately $35.9 million annually, or a 5.3 percent decrease below the current level of retail rates. Part of the rate reduction includes a reduction in annual depreciation expense of approximately $10.9 million. In addition, the PSO 1997 Rate Settlement Agreement resulted in PSO making a one-time $29 million refund to customers in December 1997.

         The PSO 1997 Rate Settlement Agreement also calls for PSO to eliminate or amortize before its next rate filing approximately $41 million in certain deferred assets, approximately $26 million of which had been expensed in 1996. The remaining $15 million of deferred assets, which included approximately $9 million of costs incurred for customer energy management incentive programs, were written off in 1997. The following table represents the financial impact of the PSO 1997 Rate Settlement Agreement on PSO's 1997 results of operations.

                                                1997
                                               Impact
                                               ------
                                             (millions)
Decrease in revenue
      Refund to customers                       $(29.0)
      Change in rates                             (2.5)
                                                ------
                                                 (31.5)
                                                ------
Changes in expenses (offsetting impact
  included in revenues)
      Depreciation                                (6.3)
      Rate case deferred costs                     2.2
      Income tax                                 (10.2)
                                                ------
                                                 (14.3)
                                                ------
                                                 (17.2)
Write-off of deferred assets, net of tax         (10.2)
                                                ------
                                                $(27.4)
                                                ------

         The PSO 1997 Rate Settlement Agreement resulted in a material adverse effect on PSO's results of operations for 1997 that will have a continuing impact because of the rate decrease. However, it reduced significant risks for PSO related to this regulatory proceeding and should allow PSO's rates to remain competitive for the foreseeable future.


                                      CSW
                                      2-50

         See MD&A - RATES AND REGULATORY MATTERS, PSO 1997 RATE SETTLEMENT AGREEMENT for additional discussion of the PSO 1997 Rate Settlement Agreement, including the estimated ongoing financial impact of the agreement.

         PSO PCB CASES
         PSO has been named a defendant in petitions filed in state court in Oklahoma in February and August, 1996. The petitions allege that the plaintiffs suffered personal injury and fear future injury as a result of contamination by PCBs from a transformer malfunction that occurred in April, 1982 at the Page Belcher Federal Building in Tulsa. Each of the plaintiffs seeks actual and punitive damages in excess of $10,000. As previously reported, other claims arising from this incident have been settled and the suits dismissed. Management believes that PSO has defenses to the remaining complaints and intends to defend the suits vigorously. Management believes that the remaining claims are covered by insurance. Management also believes that the ultimate resolution of the remaining lawsuits will not have a material adverse effect on CSW's or PSO's results of operations or financial condition.

         PSO SAND SPRINGS/GRANDFIELD, OKLAHOMA SITES
         In 1989, PSO found PCB contamination in a Sand Springs, Oklahoma PCB storage facility. The EPA-approved cleanup began in 1994. In 1996, the EPA filed a complaint against PSO alleging that PSO failed to comply with provisions of the Toxic Substances Control Act. The EPA alleged improper disposal of PCBs at the Sand Springs site due to the length of time between discovery of the contamination and the actual cleanup at the site. The complaint also alleged failure to date PCB articles at a Grandfield, Oklahoma site. The total proposed penalty, which was accrued by PSO in 1996, was $479,000. PSO settled all claims in the suit by March 1998. The settlement did not have a material adverse effect on CSW's or PSO's results of operations or financial condition.

         SWEPCO FUEL PROCEEDING
         In April 1997, SWEPCO filed with the Texas Commission an application concerning fuel cost under-recoveries and a possible fuel surcharge. The application included a motion to either abate the requested interim surcharge and consolidate the surcharge with a filed fuel reconciliation as discussed below, or alternatively, implement an interim surcharge in the months of July 1997 through June 1998. The Texas Commission's Office of Policy Development, on behalf of the Texas Commission, approved the consolidation. In addition, the Texas Commission has waived the requirement for SWEPCO to file biannual surcharge requests while this proceeding is pending, and has deferred the implementation of any surcharge and interest until after final disposition.

         In May 1997, SWEPCO filed with the Texas Commission an application to reconcile fuel costs and implement a 12 month surcharge of fuel cost under-recoveries. Because of the uncertainty as to when a surcharge may commence, SWEPCO did not establish in its filing a proposed surcharge period or a total surcharge amount which would reflect interest through the entire surcharge period. However, SWEPCO indicated that it had an under-recovered Texas jurisdictional fuel cost balance of approximately $16.8 million, including interest through December 1996. Included in the $16.8 million balance are fuel related litigation expenses of $5.0 million and an interest return of $2.0 million on the unamortized balance of a fuel contract termination payment.

         On December 8, 1997, SWEPCO and the other parties to the above consolidated proceedings before the Texas Commission filed a settlement on all issues except for one issue which will be decided by the Texas Commission. The outstanding issue concerns transmission equalization payments and whether they should be included in fuel or base revenues. The settlement is subject to approval by the Texas Commission. Of the $16.8 million in under-recovered fuel costs as of December 31, 1996, the settlement would result in a decrease of the under-recovered fuel costs, and the resulting surcharge recovery, by approximately $6.0 million. This disallowance will not result in an increase to fuel expense since the $5.0 million of litigation expense and the interest return of $2.0 million included in the requested surcharge amount were previously expensed. However, should SWEPCO not prevail on the outstanding issue, SWEPCO would be required to reduce earnings by approximately $1.8 million. The settlement also provides that SWEPCO's fuel and fuel-related


                                      CSW
                                      2-51
expenses during the reconciliation period were reasonable and necessary and would allow them to be reconciled as eligible fuel. Also, the settlement provides that SWEPCO's actions in litigating and renegotiating certain fuel contracts, together with the prices, terms and conditions of the renegotiated contracts were prudent. The $6.0 million reduction is not associated with any particular activity or issue within the fuel proceedings. SWEPCO cannot predict whether approval of the settlement will be granted by the Texas Commission.

         SWEPCO BURLINGTON NORTHERN TRANSPORTATION CONTRACT
         In January 1995, a state district court in Bowie County, Texas entered judgment in favor of SWEPCO against Burlington Northern in a lawsuit regarding rates charged under two rail transportation contracts for delivery of coal to SWEPCO's Welsh and Flint Creek power stations. The court awarded SWEPCO approximately $72 million that would benefit customers, if collected, representing damages for the period from April 27, 1989 through September 26, 1994, as well as post-judgment interest and attorneys' fees and granted certain declaratory relief requested by SWEPCO. Burlington Northern appealed the state district court's judgment to the Texarkana, Texas Court of Appeals and, in April 1996, that court reversed the judgment of the state district court. In October 1996, SWEPCO filed an application with the Supreme Court of Texas to grant a writ of error to review and reverse the judgment of the Texarkana, Texas Court of Appeals. In June 1997, the Supreme Court of Texas granted SWEPCO's application for writ of error. Oral argument was held before the Supreme Court of Texas in October 1997. On March 13, 1998, the Supreme Court of Texas affirmed the judgment of the court of appeals.

         SWEPCO LIGNITE MINING AGREEMENT LITIGATION
         SWEPCO and CLECO are each a 50% owner of Dolet Hills Power Station Unit 1 and jointly own lignite reserves in the Dolet Hills area of northwestern Louisiana. In 1982, SWEPCO and CLECO entered into a lignite mining agreement with the DHMV, a partnership for the mining and delivery of lignite from a portion of these reserves.

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

         WTU FUEL PROCEEDINGS
         In March 1997, WTU filed with the Texas Commission an Application for Authority to Implement an increase in fuel factors of $4.2 million, or 4.2%, on an annual basis. Additionally, WTU proposed to implement a fuel surcharge of $13.3 million, including accumulated interest, over a twelve month period to collect its under-recovered fuel costs. WTU requested authority to implement the revised fuel factors with its May 1997 billings and to commence the surcharge with its June 1997 billings. On April 14, 1997, an agreement in principle was reached among the parties to settle this docket. Under the proposed settlement, WTU agreed not to increase the fuel factors and to implement the $13.3 million surcharge over the period from June 1997 through February 1999. The Texas Commission approved the settlement in May 1997.


                                      CSW
                                      2-52

         On December 31, 1997, WTU filed with the Texas Commission an application to reconcile fuel costs and to request authorization to carry the reconciled balance forward into the next reconciliation period. WTU did not seek a surcharge of the reconciled balance in the December 31, 1997 filing.

         During the reconciliation period of July 1, 1994 through June 30, 1997 WTU incurred approximately $418 million in eligible fuel and fuel-related expenses to generate and purchase electricity. The Texas jurisdictional allocation of such fuel and fuel-related expenses is approximately $292 million.

         In March 1998, WTU filed with the Texas Commission an Application for Authority to Implement an increase in fuel factors of $7.4 million, or 7.3%, on an annual basis. Additionally, WTU proposed to implement a fuel surcharge of $6.8 million, including accumulated interest, over a six month period to collect its under-recovered fuel costs. WTU requested authority to implement the revised fuel factors and to commence the surcharge with its June 1998 billings.


      WTU 1995 STIPULATION AND AGREEMENT
         The WTU 1995 Stipulation and Agreement which was approved by the Texas Commission in October 1996 has affected WTU's results of operations for 1996 and 1997. Details of the items with significant earnings impact for 1995, including certain accounting treatments, are set forth in the following table.

                                                      Pre-tax  After-tax
                                                      ------------------
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


3.      COMMITMENTS AND CONTINGENT LIABILITIES

         CONSTRUCTION AND CAPITAL EXPENDITURES

         It is estimated that CSW, including the U.S. Electric Operating Companies, SEEBOARD and other diversified operations, will spend approximately $569 million in capital expenditures (but excluding capital


                                      CSW
                                      2-53
that may be required for acquisitions) during 1998. Substantial commitments have been made in connection with these programs.

 CPL - $129 million  PSO - $71 million  SWEPCO - $95 million  WTU - $36 million

         FUEL AND RELATED COMMITMENTS

         To supply a portion of their fuel requirements, the U.S. Electric Operating Companies have entered into various commitments for the procurement of fuel.

         SWEPCO HENRY W. PIRKEY POWER PLANT
         In connection with the South Hallsville lignite mining contract for its Henry W. Pirkey Power Plant, SWEPCO has agreed, under certain conditions, to assume the obligations of the mining contractor. As of December 31, 1997, the maximum amount SWEPCO believes it could potentially assume is $67 million. However, the maximum amount may vary as the mining contractor's need for funds fluctuates. The contractor's actual obligation outstanding at December 31, 1997 was $59 million.

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

         The Price-Anderson Act, a comprehensive statutory arrangement providing limitations on nuclear liability and governmental indemnities, is in effect until August 1, 2002. The limit of liability under the Price-Anderson Act for licensees of nuclear power plants is $8.92 billion per incident, effective as of December 1997. The owners of STP are insured for their share of this liability through a combination of private insurance amounting to $200 million and a mandatory industry-wide program for self-insurance totaling $8.72 billion. The maximum amount that each licensee may be assessed under the industry-wide program of self-insurance following a nuclear incident at an insured facility is $75.5 million per reactor, which may be adjusted for inflation, plus a five percent charge for legal expenses, but not more than $10 million per reactor for each nuclear incident in any one year. CPL and each of the other STP owners are subject to such assessments, which CPL and other owners have agreed will be allocated on the basis of their respective ownership interests in STP.
For purposes of these assessments, STP has two licensed reactors.

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


                                      CSW
                                      2-54

         CPL purchased, for its own account, a NEIL I Business Interruption and/or Extra Expense policy. This insurance will reimburse CPL for extra expenses incurred for replacement generation or purchased power as the result of a covered accident that shuts down production at one or both of the STP Units for more than 23 consecutive weeks. In the event of an outage of STP Units 1 and 2 and the outage is the result of the same accident, such insurance will reimburse CPL up to 80% of the recovery. The maximum amount recoverable for a single unit outage is $118.6 million for both Unit 1 and 2. CPL is subject to an additional assessment up to $1.8 million for the current policy year in the event that insured losses at a nuclear facility covered under the NEIL I policy exceeds the accumulated funds available under the policy. CPL renewed its current NEIL I Business Interruption and/or Extra Expense policy September 15, 1997.

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

         On March 18, 1998, SWEPCO, together with the Cajun Members Committee, which currently represents 7 of the 12 Louisiana member distribution cooperatives that are served by Cajun, filed the SWEPCO Plan in the bankruptcy court. Under the SWEPCO Plan, a SWEPCO affiliate or subsidiary would acquire all of the non-nuclear assets of Cajun, comprised of the two-unit Big Cajun I natural gas-fired plant, the three-unit Big Cajun II coal-fired plant, and related non-nuclear assets, for $940.5 million in cash, subject to adjustment pursuant to terms of the asset purchase agreement proposed as part of the SWEPCO plan. The SWEPCO Plan incorporates the terms of a settlement between the RUS, Cajun Members Committee, Claiborne Electric Cooperative, Inc. and SWEPCO. In addition, the SWEPCO Plan provides for SWEPCO and the Cajun member cooperatives to enter into long-term power supply agreements which will provide the Cajun member cooperatives with rate plan options and market access provisions designed to ensure the long-term competitiveness of the cooperatives. Eight cooperatives and CLECO, successor to Teche Electric Cooperative, already have agreed to purchase power from SWEPCO if SWEPCO's plan is confirmed by the bankruptcy court.

         Entergy Texas is no longer a co-plan proponent with SWEPCO and the Cajun Members Committee, as it had been under SWEPCO plans filed prior to the January 15, 1998 plan. SWEPCO continues to work with Entergy Texas to resolve its objection to the plan. The SWEPCO Plan filed March 18, 1998 replaces plans filed previously by SWEPCO on January 15, 1998, October 26, 1996, September 30, 1996 and April 19, 1996. Two competing plans of reorganization for the non-nuclear assets of Cajun have been filed with the bankruptcy court, each with different purchase prices, rate paths and other provisions. Confirmation hearings in Cajun's bankruptcy case are now scheduled through April 1998. Consummation of the SWEPCO Plan is conditioned upon confirmation by the bankruptcy court, and the receipt by SWEPCO and CSW of all requisite state and federal regulatory approvals in addition to their board approvals. If the SWEPCO Plan is confirmed, the $940.5 million required to consummate the acquisition of Cajun's non-nuclear assets is expected to be financed through a combination of external borrowings and internally generated funds with approximately 70% of the external borrowings funded with non-recourse debt. There can be no assurance that the SWEPCO Plan will be confirmed by the bankruptcy court or, if it is confirmed, that it will be approved by federal and state regulators.

         SWEPCO RENTAL AND LEASE COMMITMENTS
         SWEPCO has entered into various financing arrangements primarily with respect to coal transportation and related equipment, which are treated as operating leases for rate-making purposes. At December 31, 1997, leased assets of $45.7 million, less accumulated amortization of $39.0 million, were included in Electric Utility Plant on the Consolidated Balance Sheets and at December 31, 1996, leased assets were $46.0 million, less accumulated amortization of $36.9 million.


                                      CSW
                                      2-55

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

         The MDEQ has not agreed to a non-residential future land use scenario and has requested further testing. Following the additional testing and resolution of whether cleanup must meet a residential usage scenario or a commercial/industrial scenario, a feasibility study will be conducted to more definitively evaluate remedial strategies for the property. The feasibility study process will require public input prior to a final decision being made.

         At the present time, SWEPCO has not had any further substantive discussions with MDEQ regarding the ultimate resolution of this issue. Therefore, a final range of cleanup costs is not yet determinable. SWEPCO has incurred approximately $200,000 to date for its portion of the cleanup of this site, and based on its preliminary estimates, anticipates that an additional $2 million may be incurred. Accordingly, SWEPCO has accrued $2 million for the cleanup of the site.

         SWEPCO VODA PETROLEUM SUPERFUND SITE
         In April 1996, SWEPCO received correspondence from the EPA notifying SWEPCO that it is a PRP to a cleanup action planned for the Voda Petroleum Superfund Site located in Clarksville, Texas. SWEPCO is conducting a records review to compile documentation relating to SWEPCO's past use of the Voda Petroleum site. The proposed cleanup of the site is estimated by the EPA to cost approximately $2 million and to take approximately twelve months to complete. An option for over 30 PRPs to conduct the cleanup in lieu of EPA conducting the cleanup is under consideration. Any SWEPCO liability associated with this project is not expected to have a material adverse effect on its results of operations or financial condition.

         CSW ENERGY LOANS AND COMMITMENTS
         CSW Energy has agreed to provide construction financing and other credit support up to $235 million for the 330 MW Phillips Sweeny project. CSW Energy obtained the funds for this project through CSW's short-term borrowing program. Construction of this plant began in September 1996 and commenced commercial operations in February 1998. At December 31, 1997, CSW Energy had provided $163 million, including development, construction and financing, of the total estimated $189 million in project costs. CSW Energy expects to obtain permanent project financing in the second quarter of 1998 at which time the project will return a significant portion of the investment and the short-term borrowings will be repaid. In addition, CSW has provided letters of credit and guarantees on behalf of other independent power projects totaling approximately $27 million.

         CSW INTERNATIONAL ENERTEK PROJECT
         In July 1996, CSW International announced a joint venture with Alpek, through a subsidiary, to build, own and operate a 109 MW, gas-fired cogeneration project at Alpek's Petrocel industrial complex in Altamira, Tamaulipas, Mexico. CSW International and Alpek each will have 50% ownership in the project, Enertek, which will cost approximately $75 million. CSW International has agreed to provide construction financing for the project of which $62 million had been


                                      CSW
                                      2-56
funded at December 31, 1997. The Enertek project began operations in the first quarter of 1998.


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

INCOME TAX EXPENSE               CSW       CPL      PSO     SWEPCO      WTU
                               ----------------------------------------------
1997                          (millions)            (thousands)
                                        -------------------------------------
INCLUDED IN OPERATING
  EXPENSES AND TAXES
  Current (1)                    $47     $43,600  $14,543   $46,358   $11,765
  Deferred (1)                   117      35,263    8,498    (1,984)     (954)
  Deferred ITC (2)               (13)     (4,819)  (2,278)   (4,662)   (1,321)
                                 --------------------------------------------
                                 151      74,044   20,763    39,712     9,490
INCLUDED IN OTHER
  INCOME AND DEDUCTIONS
  Current                         --      (4,271)  (2,230)   (1,962)     (471)
  Deferred                        (6)       (779)     (50)     (260)       --
                                 --------------------------------------------
                                  (6)     (5,050)  (2,280)   (2,222)     (471)

                                 --------------------------------------------
                                $145     $68,994  $18,483   $37,490    $9,019
                                 --------------------------------------------
1996
INCLUDED IN OPERATING
  EXPENSES AND TAXES
  Current (1)                   $118     $46,588  $26,152   $33,904    $6,953
  Deferred (1)                   120      57,416   14,190    10,696     9,706
  Deferred ITC (2)               (14)     (5,553)  (2,784)   (4,730)   (1,321)
                                 --------------------------------------------
                                 224      98,451   37,558    39,870    15,338
INCLUDED IN OTHER
  INCOME AND DEDUCTIONS
  Current                         (1)        639     (895)     (973)     (406)
  Deferred                       (39)     (5,940) (15,518)   (7,847)   (3,988)
                                 --------------------------------------------
                                 (40)     (5,301) (16,413)   (8,820)   (4,394)
INCOME TAXES FOR
  DISCONTINUED OPERATIONS
  (includes $72 resulting
    from the gain on the sale)    78        --       --        --        --
                                 --------------------------------------------
                                $262     $93,150  $21,145   $31,050   $10,944
                                 --------------------------------------------
1995
INCLUDED IN OPERATING
  EXPENSES AND TAXES
  Current (1)                   $105     $51,626  $37,687   $41,852    $4,892
  Deferred                         1     (30,025)   2,704     6,287     1,971
  Deferred ITC (2)               (14)     (5,789)  (2,789)   (4,786)   (1,321)
                                 --------------------------------------------
                                  92      15,812   37,602    43,353     5,542
INCLUDED IN OTHER
  INCOME AND DEDUCTIONS
  Current                          2         129     (197)     (721)    1,564
  Deferred                        (4)         --       --        --        --
                                 --------------------------------------------
                                  (2)        129     (197)     (721)    1,564

INCOME TAXES FOR
  DISCONTINUED OPERATIONS         13        --       --        --        --
                                 --------------------------------------------
                                $103     $15,941  $37,405   $42,632    $7,106
                                 --------------------------------------------

     (1) Approximately $30 million, $49 million and $7 million of CSW's Current Income Tax Expense was attributable to SEEBOARD U.S.A. operations and was recognized as United Kingdom corporation tax expense for 1997, 1996 and 1995, respectively. In addition, approximately $7 million and


                                      CSW
                                      2-57

          $19 million of CSW's Deferred Income Tax Expense in 1997 and 1996, respectively, was attributed to SEEBOARD U.S.A.
      (2) ITC deferred in prior years are included in income over the lives of the related properties.

INCOME TAX RATE              CSW        CPL        PSO      SWEPCO      WTU
RECONCILIATION
                         -------------------------------------------------------
1997                    ($ in millions)           ($ in thousands)
                                       -----------------------------------------
Income before taxes
    attributable to:
  Domestic operations       $327
  Foreign operations         147
                            ----
Income before taxes         $474      $197,465    $64,689  $130,392   $30,480

Tax at U.S. statutory rate  $166       $69,113    $22,641   $45,637   $10,668
Differences
  Amortization of ITC        (13)       (4,819)    (2,278)   (4,662)   (1,321)
  Mirror CWIP                  5         4,647         --        --        --
  Non-deductible goodwill
    amortization              12            --         --        --        --
  Tax credit on foreign
    operations dividend       (3)           --         --        --        --
  United Kingdom deferred
    income tax adjustment    (16)           --         --        --        --
  Adjustments                 (4)       (1,361)    (1,324)     (633)     (177)
  Other                       (2)        1,414       (556)   (2,852)     (151)
                            -------------------------------------------------
                            $145       $68,994    $18,483   $37,490    $9,019
                            -------------------------------------------------
Effective tax rate           31%           35%        29%       29%       30%

1996
Income before taxes
    attributable to:
  Domestic operations       $562
  Foreign operations         146
                            ----
Income before taxes         $708      $240,201    $52,622   $97,605   $27,515

Tax at U.S. statutory rate  $248       $84,070    $18,418   $34,162    $9,630
Differences
  Amortization of ITC        (14)       (5,553)    (2,784)   (4,730)   (1,321)
  Mirror CWIP                  5         4,584         --        --        --
  Non-deductible goodwill
    amortization              13            --         --        --        --
  Tax credit on foreign
    operations dividend      (18)           --         --        --        --
  Adjustments                 10         5,127        201     1,544     1,467
  Other                       18         4,922      5,310        74     1,168
                            -------------------------------------------------
                            $262       $93,150    $21,145   $31,050   $10,944
                            -------------------------------------------------
Effective tax rate            37%          39%        40%       32%       40%

1995
Income before taxes
     attributable to:
  Domestic operations       $506
  Foreign operations          13
                            ----
Income before taxes         $519      $222,388   $119,233  $159,675   $41,636

Tax at U.S. statutory rate  $182       $77,836    $41,732   $55,886   $14,573
Differences
  Amortization of ITC        (14)       (5,789)    (2,789)   (4,786)   (1,321)
  Mirror CWIP                (11)      (10,843)        --        --        --
  CPL 1995 Agreement         (34)      (34,289)        --        --        --
  WTU 1995 Stipulation and
    Agreement                 (7)           --         --        --    (6,859)
  Adjustments                (22)      (13,462)    (2,949)   (2,783)      953
  Other                        9         2,488      1,411    (5,685)     (240)
                            -------------------------------------------------
                            $103       $15,941    $37,405   $42,632    $7,106
                            -------------------------------------------------
Effective tax rate            20%           7%        31%       27%       17%


                                      CSW
                                      2-58

DEFERRED INCOME TAXES (1)          CSW        CPL      PSO      SWEPCO     WTU
                                -------------------------------------------------
                                (millions)             (thousands)
                                          ---------------------------------------
1997
Deferred Income Tax Liabilities
  Depreciable utility plant      $1,920    $802,279  $291,547  $410,313  $144,690
  Deferred plant costs              176     169,497        --        --     6,523
  Mirror CWIP asset                 100      99,901        --        --        --
  Income tax related regulatory
    assets                          211     149,834    10,539    38,603    12,284
  Other                             371     147,513    36,836    36,237    20,651
                                 ------------------------------------------------
                                  2,778   1,369,024   338,922   485,153   184,148
Deferred Income Tax Assets
  Income tax related regulatory
    liability                      (123)    (40,552)  (26,704)  (40,916)  (14,969)
  Unamortized ITC                  (100)    (49,830)  (15,920)  (24,673)   (9,771)
  Alternative minimum tax
      carryforward                  (27)    (16,129)       --        --        --
    Other                           (76)     (3,744)  (35,188)  (19,061)   (9,859)
                                 ------------------------------------------------
                                   (326)   (110,255)  (77,812)  (84,650)  (34,599)

                                 ------------------------------------------------
Net Accumulated Deferred Income
  Taxes                          $2,452  $1,258,769  $261,110  $400,503  $149,549
                                 ------------------------------------------------

Net Accumulated Deferred Income
  Taxes
    Noncurrent                   $2,432  $1,237,387  $258,848  $395,909  $149,346
    Current                          20      21,382     2,262     4,594       203
                                 ------------------------------------------------
                                 $2,452  $1,258,769  $261,110  $400,503  $149,549
                                 ------------------------------------------------
1996
Deferred Income Tax Liabilities
    Depreciable utility plant    $1,867    $791,693  $275,938  $389,575  $135,215
    Deferred plant costs            178     170,442        --        --     7,237
    Mirror CWIP asset               105     104,548        --        --        --
    Income tax related regulatory
      assets                        207     156,059    10,976    30,486     9,743
    Other                           307      72,798    35,626    38,875    26,055
                                 ------------------------------------------------
                                  2,664   1,295,540   322,540   458,936   178,250

Deferred Income Tax Assets
  Income tax related regulatory
    liability                      (126)    (39,202)  (28,771)  (42,533)  (15,664)
  Unamortized ITC                  (105)    (51,517)  (16,802)  (26,394)  (10,234)
  Alternative minimum tax
   carryforward                     (83)    (16,129)       --        --        --
    Other                           (99)    (19,331)  (28,519)  (13,295)   (9,285)
                                 ------------------------------------------------
                                   (413)   (126,179)  (74,092)  (82,222)  (35,183)

                                 ------------------------------------------------
Net Accumulated Deferred Income
  Taxes                          $2,251  $1,169,361  $248,448  $376,714  $143,067
                                 ------------------------------------------------

Net Accumulated Deferred Income
  Taxes
    Noncurrent                   $2,272  $1,162,051  $251,007  $372,552  $144,146
    Current                         (21)      7,310    (2,559)    4,162    (1,079)
                                 ------------------------------------------------
                                 $2,251  $1,169,361  $248,448  $376,714  $143,067
                                 ------------------------------------------------

        (1) In 1996, CSW generated $33 million of excess foreign tax credits against which a full valuation allowance was established as of December 31, 1996. In 1997, the valuation reserve was reduced to $17 million due to lower levels of excess foreign tax credits.
             Other than excess foreign tax credits, CSW did not have other valuation allowances recorded against other deferred tax assets at December 31, 1997 and 1996 due to a favorable earnings history.


5.      BENEFIT PLANS

         PENSION PLANS
         Prior to June 30, 1997, CSW maintained a tax qualified, non-contributory defined benefit pension plan covering substantially all CSW employees in the United States. Benefits were based on employees' years of credited service, age at retirement, and final average annual earnings with an offset for the participant's primary Social Security benefit. The CSW board of


                                      CSW
                                      2-59
directors approved an amendment, effective July 1, 1997, which converted the present value of accrued benefits under the existing pension plan into a cash balance pension plan. Under the cash balance formula, each participant has an account, for recordkeeping purposes only, to which credits are allocated annually based on a percentage of the participant's pay. The applicable percentage is determined by age and years of vested service the participant has with CSW as of December 31 of each year.

         The purpose of the plan change is to continue to provide retirement income benefits which are competitive both within the utility industry as well as with other companies within the United States.

         As the plan sponsor, CSW will continue to reflect the costs of the pension plan according to the provisions of SFAS No. 87 and allocate such costs to each of the participating employers. As a result of the July 1, 1997 amendment, CSW realized a savings in 1997 of approximately $20 million in pension expense and will also realize significant ongoing reductions in operating and maintenance expense because of the change. The change to the pension plan was applied retroactively to the beginning of 1997, so these savings were recognized evenly throughout 1997 with a portion being capitalized. The approximate amount of savings attributable to the U.S. Electric Operating Companies for 1997 is as follows.

CPL-$4.7 million   PSO-$3.6 million   SWEPCO-$4.4 million   WTU-$2.6 million

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


                                      CSW
                                      2-60

NET PERIODIC                               NON-
PENSION PLAN COSTS           CSW     U.S.  U.S.
AND CONTRIBUTIONS           PLANS   PLAN   PLAN     CPL        PSO   SWEPCO      WTU
                            ----------------------------------------------------------
                                  (millions)                  (thousands)
                                                  ------------------------------------
1997
Net Periodic Pension Costs
  Service cost               $34     $20    $14    $4,602    $3,421    $4,260   $2,488
  Interest cost on
    projected benefit
    obligation               137      65     72    15,085    11,214    13,965    8,156
  Actual return on plan
    assets                  (245)   (163)   (82)  (38,031)  (28,272)  (35,206) (20,561)
  Net amortization and
    deferral                  68      66      2    15,648    11,633    14,486    8,460
                            ----------------------------------------------------------
                             $(6)   $(12)    $6   $(2,696)  $(2,004)  $(2,495) $(1,457)
                            ----------------------------------------------------------

Pension Plan Contributions    $6     $--     $6       $--       $--       $--      $--

1996
Net Periodic Pension Costs
  Service cost               $37     $23    $14    $5,367    $4,238    $4,891   $3,005
  Interest cost on
    projected benefit
    obligation               136      69     67    16,233    12,817    14,793    9,089
  Actual return on plan
    assets                  (184)   (110)   (74)  (26,033)  (20,554)  (23,723) (14,576)
  Net amortization and
    deferral                  27      27     --     6,509     5,139     5,932    3,645
                            ----------------------------------------------------------
                             $16      $9     $7    $2,076    $1,640    $1,893   $1,163
                            ----------------------------------------------------------

Pension Plan Contributions   $35     $28     $7    $6,622    $5,228    $6,034   $3,708

1995
Net Periodic Pension Costs
  Service cost               $20     $20    $--    $4,699    $3,614    $4,220   $2,609
  Interest cost on
    projected benefit
    obligation                64      64     --    14,860    11,428    13,345    8,251
  Actual return on plan
    assets                  (117)   (117)    --   (27,137)  (20,869)  (24,370) (15,068)
  Net amortization and
    deferral                  44      44     --    10,136     7,795     9,102    5,628
                            ----------------------------------------------------------
                             $11     $11    $--    $2,558    $1,968    $2,297   $1,420
                            ----------------------------------------------------------

Pension Plan Contributions   $29     $29    $--    $6,754    $5,195    $6,066   $3,751



APPROXIMATE NUMBER                       NON-
OF PARTICIPANTS IN      CSW     U.S.     U.S.
PLANS DURING 1997      PLANS    PLAN     PLAN     CPL     PSO   SWEPCO    WTU
                      --------------------------------------------------------

Active employees      10,100    7,200    2,900   1,800   1,300   1,700   1,000
Retirees              10,200    4,200    6,000   1,400   1,300     900     600
Terminated employees   6,800    2,000    4,800     400     400     200     200



                                      CSW
                                      2-61

RECONCILIATION OF FUNDED                          1997                    1996
STATUS OF PLAN TO AMOUNTS          1997    1997   NON-       1996  1996   NON-
RECOGNIZED ON THE CSW              CSW     U.S.   U.S.       CSW   U.S.   U.S.
CONSOLIDATED BALANCE SHEETS       PLANS    PLAN   PLANS      PLANS PLAN   PLAN
                                  ----------------------------------------------
                                                   (millions)
Actuarial present value of
  Accumulated benefit obligation
    for service rendered to date  $1,860   $896    $964   $1,748   $781   $967
  Additional benefit for future
    salary levels                     94     35      59      200    141     59
                                  ---------------------   --------------------
    Projected benefit obligation   1,954    931   1,023    1,948    922  1,026
Plan assets, at fair value         2,290  1,109   1,181    2,077    991  1,086
                                  ---------------------   --------------------
Plan assets in excess of the
  projected benefit obligation       336    178     158      129     69     60
Unrecognized net loss                (86)    12     (98)      30     27      3
Unrecognized prior service cost      (93)   (88)     (5)     (12)    (7)    (5)
Unrecognized net obligation           16     11       4       16     12      4
                                  ---------------------   --------------------
     Prepaid pension cost           $173   $113     $59     $163   $101    $62
                                  ---------------------   --------------------

         The vested portion of the accumulated benefit obligations for the combined plans was $1.8 billion at December 31, 1997 and $1.7 billion for the combined plans at December 31, 1996. The unrecognized net obligation for the U.S. plan is being amortized over the average remaining service life of employees or 15 years. Prepaid pension cost is included in Deferred Charges and Other Assets on the balance sheets. No reconciliation of the funding status of the plan for CPL, PSO, SWEPCO or WTU is presented because the plan is administered for the CSW System as a whole and such information is unavailable for the U.S. Electric Operating Companies individually.

         In addition to the amounts shown in the above table, CSW has a non-qualified excess benefit plan. This plan is available to all pension plan participants who are entitled to receive a pension benefit from CSW which is in excess of the limitations imposed on benefits by the Internal Revenue Code through the qualified plan. CSW's net periodic cost for this non-qualified plan for the years ended December 31, 1997, 1996 and 1995 was $3.7 million, $4.8 million and $2.4 million, respectively.


ASSUMPTIONS USED IN                Long-Term
ACCOUNTING FOR        Discount    Compensation    Return on
THE PENSION PLAN        Rate        Increase     Plan Assets
                      --------------------------------------

1997  U.S. Plan         7.50%        5.46%           9.00%
      Non-U.S. Plan     6.75%        4.75%           7.25%
1996  U.S. Plan         8.00%        5.46%           9.50%
      Non-U.S. Plan     7.75%        5.75%           8.25%
1995  U.S. Plan         8.00%        5.46%           9.50%

         POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (U.S. COMPANIES ONLY)
         CSW, including each of the U.S. Electric Operating Companies, adopted SFAS No. 106 effective January 1, 1993. The transition obligation established at adoption is being amortized over twenty years, with fifteen years remaining. Prior to 1993, these benefits were accounted for on a pay-as-you-go basis. Pursuant to an order by the Oklahoma Commission, PSO established a regulatory asset of approximately $5 million in 1993 for the difference between the pay-as-you-go basis and the costs determined under SFAS No. 106. PSO is recovering the amortization of this regulatory asset over a ten year period.

         Information about the non-pension postretirement benefit plan, including: (i) net periodic postretirement benefit costs; (ii) a reconciliation of the funded status of the postretirement benefit plan to the amounts recognized on the balance sheets; and (iii) assumptions used in accounting for the postretirement benefit plan follow.


                                      CSW
                                      2-62

NET PERIODIC
POSTRETIREMENT
BENEFIT COSTS                     CSW     CPL      PSO     SWEPCO     WTU
                               -------------------------------------------
                              (millions)           (thousands)
                                        ----------------------------------
1997
  Service cost                   $ 8     $2,076   $1,694   $1,771   $1,120
  Interest cost on APBO           18      5,663    4,794    4,190    2,564
  Actual return on plan assets   (22)    (4,948)  (6,707)  (6,737)  (2,266)
  Amortization of transition
    obligation                     9      2,900    2,528    1,967    1,225
  Net amortization and deferral   11      2,047    3,344    3,769    1,009
                                 -----------------------------------------
                                 $24     $7,738   $5,653   $4,960   $3,652
                                 -----------------------------------------
1996
  Service cost                    $8     $2,077   $1,705   $1,810   $1,111
  Interest cost on APBO           19      5,887    5,018    4,321    2,602
  Actual return on plan assets    (7)    (1,695)  (2,236)  (2,168)    (766)
  Amortization of transition
    obligation                     9      2,900    2,528    1,967    1,225
  Net amortization and deferral   (2)      (560)    (250)    (100)    (261)
                                 -----------------------------------------
                                 $27     $8,609   $6,765   $5,830   $3,911
                                 -----------------------------------------
1995
  Service cost                    $8     $2,123   $1,986   $1,803   $1,113
  Interest cost on APBO           18      5,929    5,175    4,299    2,561
  Actual return on plan assets    (8)    (1,948)  (2,597)  (2,466)    (870)
  Amortization of transition
    obligation                     9      2,900    2,528    1,967    1,225
  Net amortization and deferral    2        238      631      679       96
                                 -----------------------------------------
                                 $29     $9,242   $7,723   $6,282   $4,125
                                 -----------------------------------------

RECONCILIATION OF FUNDED
STATUS OF PLAN TO  AMOUNTS
RECOGNIZED ON THE BALANCE SHEETS    CSW     CPL      PSO    SWEPCO     WTU
                                 -------------------------------------------
                                (millions)           (thousands)
                                          ----------------------------------
1997
APBO
  Retirees                          $158  $51,426  $43,732  $34,906  $21,607
  Other fully eligible participants   24    5,449    5,707    6,559    3,184
  Other active participants           59   16,116   11,995   12,749    7,725
                                    ----------------------------------------
  Total                              241   72,991   61,434   54,214   32,516
Plan assets at fair value           (159) (44,168) (43,366) (39,630) (20,411)
                                    ----------------------------------------
APBO in excess of plan assets         82   28,823   18,068   14,584   12,105
Unrecognized transition obligation  (135) (43,508) (37,928) (29,502) (18,372)
Unrecognized gain                     53   15,443   19,018   14,715    6,503
                                    ----------------------------------------
      Accrued/(Prepaid) Cost         $--     $758    $(842)   $(203)    $236
                                    ----------------------------------------

1996
APBO
  Retirees                          $163  $54,158  $45,736  $36,013  $22,880
  Other fully eligible participants   18    4,281    3,789    5,302    2,398
  Other active participants           55   14,871   12,534   12,694    7,857
                                    ----------------------------------------
  Total                              236   73,310   62,059   54,009   33,135
Plan assets at fair value           (123) (34,566) (33,748) (30,028) (15,806)
                                    ----------------------------------------
APBO in excess of plan assets        113   38,744   28,311   23,981   17,329
Unrecognized transition obligation  (144) (46,408) (40,456) (31,469) (19,597)
Unrecognized gain                     32    8,723   11,569    7,527    2,662
                                    ----------------------------------------
      Accrued/(Prepaid) Cost          $1   $1,059    $(576)     $39     $394
                                    ----------------------------------------


ASSUMPTIONS USED IN THE       Discount    Return on      Tax Rate for
ACCOUNTING FOR SFAS NO. 106     Rate     Plan Assets    Taxable Trusts
                              ----------------------------------------

1997                            7.50%       9.00%            39.6%
1996                            8.00%       9.50%            39.6%
1995                            8.00%       9.50%            39.6%

     Health care cost trend rates
     1997 Average Rate of 7.0% grading down .50% per year to
       an ultimate average rate of 5.00% in 2001.
     1996 Average Rate of 9.0% grading down .75% per year to an ultimate average rate of 5.25% in 2001.
     1995 Average Rate of 10.25% grading down .75% per year to an ultimate average rate of 5.75% in 2001.

         Increasing the assumed health care cost trend rates by one percentage point in each year would increase the APBO and the aggregate of the service and interest costs components on net postretirement benefits by the amounts presented in the following table.

                               CSW     CPL      PSO      SWEPCO     WTU
                              -------------------------------------------
                                                 (millions)

APBO                          $25.1   $7.1      $5.7      $6.9     $3.2
Service and interest costs      3.6    0.9       0.7       1.0      0.5

         HEALTH AND WELFARE PLANS
         CSW provides medical, dental, group life insurance, dependent life insurance, and accidental death and dismemberment insurance plans for substantially all active CSW System employees in the United States. The total contributions, recorded on a pay-as-you-go basis, for the years 1995 - 1997 are listed in the following table.

              CSW        CPL      PSO     SWEPCO    WTU
              -----------------------------------------
                                   (millions)

1997         $35.6      $9.0      $7.0     $8.3    $5.1
1996          28.4       7.0       5.5      6.5     4.0
1995          27.0       6.6       5.3      6.2     3.6

         Employer provided health care benefits are not common in the United Kingdom due to the country's national health care system. Accordingly, SEEBOARD does not provide health care benefits to the majority of its employees.


6.      JOINTLY OWNED ELECTRIC UTILITY PLANT

         The U.S. Electric Operating Companies are parties to various joint ownership agreements with other non-affiliated entities. Such agreements provide for the joint ownership and operation of generating stations and related facilities, whereby each participant bears its share of the project costs. At December 31, 1997, the U.S. Electric Operating Companies had undivided interests in five such generating stations and related facilities as shown in the following table.

                       CPL       SWEPCO      SWEPCO      SWEPCO       CSW(1)
                       STP     Flint Creek   Pirkey    Dolet Hills  Oklaunion
                     Nuclear      Coal       Lignite     Lignite       Coal
                      Plant      Plant       Plant       Plant        Plant
                   ----------------------------------------------------------
                                        ($ in millions)

Plant in service     $2,336        $80        $437        $230         $398
Accumulated            $517        $47        $176         $84         $122
depreciation
Plant capacity-MW     2,501        528         675         650          676
Participation         25.2%      50.0%       85.9%       40.2%        78.1%
Share of capacity-MW    630        264         580         262          528


                                      CSW
                                      2-64

     (1) CPL, PSO and WTU have joint ownership agreements with each other and other non-affiliated entities. Such agreements provide for the joint ownership and operation of Oklaunion Power Station. Each participant provided financing for its share of the project, which was placed in service in December 1986. CPL's 7.8%, PSO's 15.6% and WTU's 54.7% ownership interest represents CSW's 78.1% participation in the plant. The statements of income reflect CPL's, PSO's and WTU's respective portions of the operating costs of Oklaunion Power Station. The total investments, including AFUDC, in Oklaunion Power Station for CPL, PSO and WTU were $37 million, $80 million and $281 million, respectively, at December 31, 1997. Accumulated depreciation was $11 million, $32 million and $79 million for CPL, PSO and WTU, respectively, at December 31, 1997.


7.      FINANCIAL INSTRUMENTS

         The following methods and assumptions were used to estimate the following fair values of each class of financial instruments for which it is practicable to estimate fair value. The fair value does not affect any of the liabilities unless the issues are redeemed prior to their maturity dates.

         CASH, TEMPORARY CASH INVESTMENTS, ACCOUNTS RECEIVABLE, OTHER FINANCIAL INSTRUMENTS AND SHORT-TERM DEBT The fair value equals the carrying amount as stated on the balance sheets due to the short maturity of those instruments.

         SECURITIES HELD FOR SALE
         The fair values, which are based on quoted market prices, equal the carrying amounts as stated on the balance sheet because the accounting treatment prescribed under SFAS No. 115.

         LONG-TERM DEBT
         The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to CSW for debt of the same remaining maturities.

         TRUST PREFERRED SECURITIES
         The fair value of the Trust Preferred Securities are based on quoted market prices on the New York Stock Exchange.

         PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION
         The fair value of preferred stock subject to mandatory redemption is estimated based on quoted market prices for the same or similar issues or on the current rates offered to CSW for preferred stock with the same or similar remaining redemption provisions.

         LONG-TERM DEBT AND PREFERRED STOCK DUE WITHIN 12 MONTHS
         The fair value of current maturities of long-term debt and preferred stock due within 12 months are estimated based on quoted market prices for the same or similar issues or on the current rates offered for long-term debt or preferred stock with the same or similar remaining redemption provisions.


                                      CSW
                                      2-65

CARRYING VALUE AND
ESTIMATED FAIR VALUE         CSW         CPL       PSO      SWEPCO     WTU
                           --------------------------------------------------
                           (millions)               (thousands)
                                     ----------------------------------------
LONG-TERM DEBT
   1997 carrying amount    $3,898    $1,302,266  $421,821  $547,751  $278,640
        fair value          4,052     1,361,539   435,908   576,387   290,489
   1996 carrying amount     4,024     1,323,054   420,301   597,151   275,070
        fair value          4,065     1,346,306   420,863   605,853   275,355

TRUST PREFERRED SECURITIES
   1997 carrying amount       335       150,000    75,000   110,000        --
        fair value            344       153,375    78,000   112,750        --

PREFERRED STOCK SUBJECT TO
MANDATORY REDEMPTION
   1997 carrying amount        26            --        --    25,930        --
        fair value             27            --        --    26,809        --
   1996 carrying amount        33            --        --    32,464        --
        fair value             34            --        --    33,579        --

LONG-TERM DEBT AND
PREFERRED STOCK DUE WITHIN
12 MONTHS
   1997 carrying amount        32        28,000        --     3,555        --
        fair value             32        28,000        --     3,555        --
   1996 carrying amount       204       200,000        --     3,760        --
        fair value            204       200,000        --     3,760        --


         CROSS-CURRENCY SWAPS AND SEEBOARD'S ELECTRICITY CONTRACTS FOR
         DIFFERENCES
         The fair value of cross currency swaps reflect third-party valuations calculated using proprietary pricing models. Based on these valuations, CSW's position in these cross currency swaps represented an unrealized loss of $43 million at December 31, 1997. This unrealized loss is offset by unrealized gains related to the underlying transactions being hedged. CSW expects to hold these contracts to maturity. The fair value of SEEBOARD's contracts for differences is not determinable due to the absence of a trading market.

DERIVATIVE CONTRACTS NOTIONAL AMOUNTS    Notional        Fair
AND ESTIMATED FAIR VALUES                 Amount        Value
                                        ----------------------
                                               (millions)
CROSS CURRENCY SWAPS
   Maturities: 2001 and 2006               $400          $443



                                      CSW
                                      2-66

8.      LONG-TERM DEBT

         The CSW System's long-term debt outstanding as of the end of the last two years is presented in the following table.

  Maturities                 Interest Rates           December 31,
From       To                From       To        1997            1996
----------------------------------------------------------------------
                                                       (millions)
Secured bonds
1998      2025               5.25%     7.75%     $2,080         $2,108

Unsecured bonds
2001      2030                3.9%(1)  8.88%      1,353          1,384

Notes and Lease Obligations
1999      2003               5.54%     9.75%        641            724

Unamortized discount                                (10)           (12)
Unamortized cost of
  reacquired debt                                  (166)          (180)
                                                 ---------------------
                                                 $3,898         $4,024
                                                 ---------------------
(1)  Variable rate

         The mortgage indentures, as amended and supplemented, securing FMBs issued by the U.S. Electric Operating Companies, constitute a direct first mortgage lien on substantially all electric utility plant. The U.S. Electric Operating Companies may offer additional FMBs, medium-term notes and other securities subject to market conditions and other factors.

         CSW's year end weighted average cost of long-term debt was 7.2% for 1995-1997. For additional information about the U.S. Electric Operating Companies' long term debt, see their STATEMENTS OF CAPITALIZATION in the FINANCIAL STATEMENTS.

         ANNUAL REQUIREMENTS
         Certain series of outstanding FMBs have annual sinking fund requirements, which are generally 1% of the amount of each such series issued. These requirements may be, and generally have been, satisfied by the application of net expenditures for bondable property in an amount equal to 166-2/3% of the annual requirements. Certain series of pollution control revenue bonds also have sinking fund requirements. At December 31, 1997, the annual sinking fund requirements and annual maturities (including sinking fund requirements) for all long-term debt for the next five years are presented in the following table.

                 CSW          CPL          PSO       SWEPCO        WTU
----------------------------------------------------------------------
              (millions)                    (thousands)
                        ----------------------------------------------

Sinking Fund
Requirements
1998              $1          $360        $550        $145         $--
1999               1           360         300         595          --
2000               1           360         300         595          --
2001               1            --         300         595          --
2002               1            --          --         595          --

Annual
Maturities
1998             $31       $28,360        $550      $2,355         $--
1999             195       125,360      25,300      43,932          --
2000             208       100,360      20,300      47,807      40,000
2001             517        36,000      20,300         595          --
2002             181       115,000      30,000         595      35,000


                                      CSW
                                      2-67

         DIVIDENDS
         At December 31, 1997, approximately $1.4 billion of CSW's subsidiary companies' retained earnings were available for payment of cash dividends by such subsidiaries to CSW. The mortgage indentures, as amended and supplemented, at CPL and PSO contain certain restrictions on the use of their retained earnings for cash dividends on their common stock. These restrictions do not currently limit the ability of CSW to pay dividends to its shareholders. The amounts of retained earnings available for dividends attributable to each of the U.S. Electric Operating Companies at December 31, 1997 is as follows.

CPL-$747 million  PSO-$137 million  SWEPCO-$324 million  WTU-$119 million

         REACQUIRED LONG-TERM DEBT
         During 1996 and 1995, the U.S. Electric Operating Companies reacquired $205 million and $355 million of long-term debt, respectively, including reacquisition premiums, prior to maturity. The premiums and related reacquisition costs and discounts are included in long-term debt on the balance sheets and are being amortized over periods consistent with their expected ratemaking treatment. The remaining amortization periods for such items range from 2 to 33 years. No long-term debt was reacquired prior to maturity during 1997.


         Reference is made to MD&A, LIQUIDITY AND CAPITAL RESOURCES for further information related to long-term debt, including new issues and reacquisitions of long-term debt during 1997 as well as information related to the financing of the SEEBOARD acquisition.


9.      PREFERRED STOCK

         The outstanding preferred stock of the U.S. Electric Operating Companies as of the end of the last two years is presented in the following table.

                                                               Current
                            Dividend Rate   December 31,   Redemption Price
                              From - To     1997    1996      From - To
                           --------------------------------------------------
                                             (millions)
Not subject to mandatory redemption
  1,352,900 shares           4.00% - 8.72%   $19    $135   $102.75 - $109.00
  1,600,000 shares              auction      160     160        $100.00
Issuance expenses/premiums                    (3)     (3)
                                            ------------
                                            $176    $292
                                            ------------
Subject to mandatory redemption
  340,000 shares                 6.95%       $27     $34        $102.32
  To be redeemed within one year              (1)     (1)
                                            ------------
                                             $26     $33
                                            ------------
Total authorized shares
     6,405,000

         All of the outstanding preferred stock is redeemable at the option of the U.S. Electric Operating Companies upon 30 days notice at the current redemption price per share. During 1997, 1996 and 1995, SWEPCO redeemed $1.2 million annually pursuant to its annual sinking fund requirement. In addition during 1997, each of the U.S. Electric Operating Companies reacquired a significant portion of its outstanding preferred stock. As a result of differences between the dividend rates on the reacquired securities and prevailing market rates, CSW realized an overall gain of approximately $10 million on the transactions. This gain is shown separately, as Gain on reacquired preferred stock, on the Consolidated Statements of Income. The following table shows the results of the tender offers of the U.S. Electric Operating Companies' preferred stock.


                                      CSW
                                      2-68

                                Shares           Shares
                              Reacquired       Remaining
                              --------------------------
   CPL
   Series 4.00%                 57,952           42,048
   Series 4.20%                 57,524           17,476
   Series 7.12%                260,000               --
   Series 8.72%                500,000               --

   PSO
   Series 4.00%                 53,260           44,640
   Series 4.24%                 91,931            8,069

   SWEPCO
   Series 4.28%                 52,614            7,386
   Series 4.65%                 23,092            1,908
   Series 5.00%                 37,261           37,739
   Series 6.95%                 65,990          274,010

   WTU
   Series 4.40%                 36,325           23,675

         CPL
         The dividends on CPL's $160 million auction and money market preferred stocks are adjusted every 49 days, based on current market rates. The dividend rates averaged 4.3%, 4.1% and 4.5% during 1997, 1996 and 1995, respectively.

         SWEPCO
         The minimum annual sinking fund requirement for SWEPCO's preferred stock subject to mandatory redemption is $1.2 million for the years 1997 through 2001. This sinking fund retires 12,000 shares annually.

         For additional information about the U.S. Electric Operating Companies' preferred stock, see their STATEMENTS OF CAPITALIZATION in the FINANCIAL STATEMENTS.


10.      TRUST PREFERRED SECURITIES

          The following Trust Preferred Securities issued by the wholly-owned statutory business trusts of CPL, PSO and SWEPCO were outstanding at December 31, 1997. They are classified on the balance sheets as Certain Subsidiary (or CPL/PSO/SWEPCO)-obligated, mandatorily redeemable preferred securities of subsidiary trusts holding solely Junior Subordinated Debentures of such Subsidiaries (or CPL/PSO/SWEPCO).

                                           Amount    Description of Underlying
Business Trust    Security         Units (millions)  Debentures of Registrant
------------------------------------------------------------------------------

CPL Capital I    8.00%, Series A   6,000,000  $150   CPL, $154.6 million, 8.00%,
                                                     Series A
PSO Capital I    8.00%, Series A   3,000,000    75   PSO, $77.3 million, 8.00%,
                                                     Series A
SWEPCO Capital I 7.875%, Series A  4,400,000   110   SWEPCO, $113.4 million,
                                                     7.875%, Series A
                                  ---------- -----
                                  13,400,000  $335
                                  ---------- -----

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


                                      CSW
                                      2-69

11.     SHORT-TERM FINANCING

         The CSW System uses short-term debt, primarily commercial paper, to meet fluctuations in working capital requirements and other interim capital needs. CSW has established a money pool to coordinate short-term borrowings for certain subsidiaries and also incurs borrowings outside the money pool for other subsidiaries. As of December 31, 1997, CSW had revolving credit facilities totaling $1.4 billion to back up its commercial paper program. At December 31, 1997, CSW had $721 million outstanding in short-term borrowings. The maximum amount of such short-term borrowings outstanding during the year, which had a weighted average interest yield for the year of 5.8%, was $725 million during December 1997.

         CSW Credit, which does not participate in the money pool, issues commercial paper on a stand-alone basis. At December 31, 1997, CSW Credit had a $900 million revolving credit agreement that is secured by the assignment of its receivables to back up its commercial paper program which had $637 million outstanding. The maximum amount of such commercial paper outstanding during the year, which had a weighted average interest yield for the year of 5.6%, was $890 million during September 1997.


12.     COMMON STOCK

         CSW adopted SFAS No. 128 during 1997. SFAS No. 128 requires the computation of earnings per share on both a basic as well as a diluted basis. CSW's basic earnings per share of common stock are computed by dividing net income for common stock by the average number of common shares outstanding for the respective periods. Diluted earnings per share reflect the potential dilution that could occur if all options outstanding under CSW's stock incentive plan were converted to common stock and then shared in the income for common stock. CSW's basic and diluted earnings per share were the same for the years 1995 - 1997. CSW's dividends per common share reflect per share amounts paid for each of the periods.

         CSW can issue common stock, either through the purchase and reissuance of shares from the open market or original issue shares, through the LTIP, a stock option plan, PowerShare and ThriftPlus. Following the issuance of the CPL 1997 Original Rate Order and the decline in the market price of CSW's common stock, which CSW believes is attributable in part to the CPL 1997 Original Rate Order, the determination was made that it was appropriate for CSW to begin funding these plans through open market purchases, effective April 1, 1997. Prior to that time, CSW had issued $20 million in new common stock in 1997. Information concerning common stock activity issued through the LTIP, the stock option plan, PowerShare and ThriftPlus is presented in the following table.

                               1997               1996               1995
                         -------------------------------------------------------
Number of new shares
   issued (millions)            0.8                2.9                2.3
Range of stock price for
   new shares            $21 1/4 - $25 5/8  $24 3/8 - $28 7/8  $22 5/8 - $28 3/8
New common stock
   equity (millions)            $20                $79                $57

         During February 1996, CSW sold 15,525,000 shares of CSW Common in a primary stock offering and received net proceeds of approximately $398 million. These proceeds were used to repay a portion of indebtedness incurred during the acquisition of SEEBOARD.


13.     STOCK-BASED COMPENSATION PLANS

         CSW has a key employee incentive plan. This plan is accounted for under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for this plan been determined consistent with SFAS No. 123, pro forma calculations of CSW's and each of the U.S. Electric


                                      CSW
                                      2-70

Operating Companies' net income for common stock and earnings per share as required by SFAS No. 123 would not have changed significantly from amounts reported.

         Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

         CSW may grant options for up to 4.0 million shares of CSW Common under the stock option plan. Under the stock option plan, the option exercise price equals the stock's market price on the date of grant. The grant vests over three years, one-third on each of the three anniversary dates of the grant, and expires 10 years after the original grant date. CSW has granted 2.8 million shares through December 31, 1997.

         A summary of the status of CSW's stock option plan at December 31, 1997, 1996 and 1995 and the changes during the years then ended is presented in the following table.

                               1997                  1996                 1995
                     -----------------------------------------------------------------------
                                 Weighted               Weighted                Weighted
                      Shares      Average    Shares     Average    Shares        Average
                    (thousands)  Exercise  (thousands)  Exercise (thousands)  Exercise Price
                                   Price                 Price
Outstanding at
  beginning of year    1,412        $26        1,564      $26       1,616           $26
Granted                  694         21           70       27          --            --
Exercised                 --         22         (147)      24        (23)            22
Canceled                (204)        28          (75)      27        (29)            27
                      ------                   -----                ----
Outstanding at end of
   year                1,902         24        1,412       26       1,564            26

Exercisable at end of
  year                 1,162        n/a        1,004      n/a         828           n/a

Weighted average fair
   value of options    $2.24 - $2.39

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997: (i) risk-free interest rate of 5.9%; (ii) expected dividend rate of 6.5%; (iii) and expected volatility of 19%. The expected life of the options granted did not materially impact the values produced.


                                      CSW
                                      2-71

14.     BUSINESS SEGMENTS

         CSW's business segments at December 31, 1997 included the U.S. Electric operations (CPL, PSO, SWEPCO, WTU) and the United Kingdom Electric operations (SEEBOARD U.S.A.). See NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES for a discussion of the accounting for the SEEBOARD acquisition. Eight additional non-utility companies are included with CSW in Corporate items and Other (CSW Energy, CSW International, C3 Communications, CSW Credit, CSW Leasing, CSW Services, EnerShop and CSW Energy Services). Gas Operations (Transok) were sold on June 6, 1996. See NOTE 15. TRANSOK DISCONTINUED OPERATIONS for additional information. CSW's business segment information is presented in the following tables.

                                     1997       1996         1995
                                  --------    --------    --------
                                             (millions)
OPERATING REVENUES
  Electric Operations
     United States                  $3,321      $3,248      $2,883
     United Kingdom (1)              1,870       1,848         208
  Corporate items and Other             77          59          52
                                  --------    --------    --------
                                    $5,268      $5,155      $3,143
                                  --------    --------    --------
OPERATING INCOME
  Electric Operations
     United States                    $661        $768        $719
     United Kingdom (1)                255         236          21
  Corporate items and Other            (30)         15         (27)
                                  --------    --------    --------
  Operating income before taxes        886       1,019         713
  Income taxes                        (151)       (224)        (92)
                                  --------    --------    --------
                                      $735        $795        $621
                                  --------    --------    --------
DEPRECIATION AND AMORTIZATION
  Electric Operations
    United States                     $389        $362        $335
    United Kingdom (1)                  92          88           7
  Corporate items and Other             16          14          11
                                  --------    --------    --------
                                      $497        $464        $353
                                  --------    --------    --------
IDENTIFIABLE ASSETS
  Electric Operations
     United States                  $9,172      $9,142      $9,278
     United Kingdom (1)              2,931       3,061       2,821
  Corporate items and Other          1,348       1,129       1,004
                                  --------    --------    --------
                                    13,451      13,332      13,103
  Gas Operations (Discontinued)       --          --           766
                                  --------    --------    --------
                                   $13,451     $13,332     $13,869
                                  --------    --------    --------
CAPITAL EXPENDITURES AND
ACQUISITIONS
  Electric Operations
     United States                    $346        $356        $398
     United Kingdom (1), (2)           126       1,543         731
  Corporate items and Other (3)        276         109          19
                                  --------    --------    --------
                                       748       2,008       1,148
  Gas Operations (Discontinued)       --            23          66
                                  --------    --------    --------
                                      $748      $2,031      $1,214
                                  --------    --------    --------

(1) Represents equity method of accounting for November 1995 (27.6%) and full consolidation accounting for December 1995 (76.45%).
(2) Includes $1,394 million and $731 million in 1996 and 1995, respectively, used to purchase SEEBOARD.
(3)  Includes CSW Energy and CSW International equity investments.


                                      CSW
                                      2-72

15.     TRANSOK DISCONTINUED OPERATIONS

         On June 6, 1996, CSW sold Transok to Tejas. Accordingly, the results of operations for Transok have been reported as discontinued operations and prior periods have been restated for consistency.

         As a wholly owned subsidiary of CSW, Transok operated as an intrastate natural gas gathering, transmission, marketing and processing company that provided natural gas services to the U.S. Electric Operating Companies, predominantly PSO, and to other gas customers throughout the United States.

         CSW sold Transok to Tejas for approximately $890 million, consisting of $690 million in cash and $200 million in existing long-term debt that remained with Transok after the sale. A portion of the cash proceeds was used to repay borrowings incurred related to the SEEBOARD acquisition and the remaining proceeds were used to repay commercial paper borrowings. CSW recorded an after tax gain on the sale of Transok of approximately $120 million in 1996.

         Transok's operating results for 1996 and 1995 are summarized in the following table (transactions with CSW have not been eliminated).

                                           1996           1995
                                           -------------------


Total revenue                              $362           $721

Operating income before income taxes         23             52

Earnings before income taxes                 18             38
Income taxes                                 (6)           (13)
                                           -------------------
Net income from discontinued operations     $12            $25
                                           -------------------


16.     PROPOSED AEP MERGER

        In December 1997, CSW and AEP entered into a definitive merger agreement for a tax-free, stock-for stock transaction with AEP being the surviving corporation. The transaction is subject to the approval of various state and federal regulatory agencies. The shareholders of CSW will be asked to approve the AEP Merger and the shareholders of AEP will be asked to approve the issuance of shares of AEP common stock pursuant to the AEP Merger Agreement and to amend AEP's certificate of incorporation to increase the number of authorized shares of AEP common stock from 300 million shares to 600 million shares.

         The proposed AEP Merger, with a targeted completion date in the first half of 1999, is expected to be accounted for as a pooling of interests.

                 Upon completion of the AEP Merger, CSW common stockholders will receive 0.6 shares of AEP common stock for each share of CSW common stock. At that time, CSW common stockholders will own approximately 40% of the outstanding common stock of AEP. Under the AEP Merger Agreement, there will be no changes required with respect to the outstanding debt, preferred stock or Trust Preferred Securities of CSW or its subsidiaries. The transaction must satisfy many conditions, some of which may not be waived by the parties. There can be no assurance that the AEP Merger will be consummated.


                                      CSW
                                      2-73

17.     EXTRAORDINARY ITEM

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

         The windfall profits tax is payable in two equal installments, due December 1, 1997 and December 1, 1998. The tax was charged at a rate of 23% on the difference between nine times the average profits after tax for the four years following flotation in 1990, and SEEBOARD's market capitalization calculated as the number of shares issued at flotation multiplied by the flotation price per share. On December 1, 1997, SEEBOARD made the first such payment.

         As enacted, the windfall profits tax is not tax deductible for United Kingdom purposes. To date, no United States income tax benefit has been recognized due to the uncertainty as to the impact on the use of foreign tax credits. CSW continues to analyze the potential United States income tax benefit from the use of foreign tax credits.


18.     PRO FORMA INFORMATION (UNAUDITED)

         CSW secured effective control of SEEBOARD in December 1995. The unaudited pro forma information is presented in response to applicable accounting rules relating to acquisition transactions. The pro forma information gives effect to the acquisition of SEEBOARD accounted for under the purchase method of accounting for the twelve months ended December 31, 1995 as if the transaction had been consummated at the beginning of the period presented.

         The unaudited pro forma information has been prepared in accordance with United States generally accepted accounting principles. The pro forma information in the following table is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the SEEBOARD acquisition had taken place at the beginning of the period specified, nor is it necessarily indicative of future operating results. The following pro forma information has been prepared reflecting the February 1996 issuance of CSW Common, and has been converted at an exchange rate of (pound)1.00=$1.58 for the twelve months ended December 31, 1995.

                                               1995
                                        -----------------
                                       (millions except EPS)

Operating Revenues                            $5,404
Operating Income                                 750
Net Income for Common Stock                      445
EPS of Common Stock                            $2.15


                                      CSW
                                      2-74

19.     QUARTERLY INFORMATION (UNAUDITED)

         The following unaudited quarterly information includes, in the opinion of management, all adjustments necessary for a fair presentation of such amounts. Information for quarterly periods is affected by seasonal variations in sales, rate changes, timing of fuel expense recovery and other factors.


QUARTER ENDED                                           1997(1)   1996(2)
-------------------------------------------------------------------------------
                                                    (millions, except EPS)
MARCH 31
    Operating Revenues                                  $1,278    $1,215
    Operating Income                                       127       144
    Income from Continuing Operations                       25        43
    Net Income for Common Stock                             25        51
    Basic and Diluted EPS from Continuing Operations     $0.12     $0.22
    Basic and Diluted EPS                                $0.12     $0.26


JUNE 30
    Operating Revenues                                  $1,184    $1,267
    Operating Income                                       169       214
    Income from Continuing Operations                       83        11
    Net Income for Common Stock                             83       128
    Basic and Diluted EPS from Continuing Operations     $0.39     $0.05
    Basic and Diluted EPS                                $0.39     $0.61

SEPTEMBER 30
    Operating Revenues                                  $1,477    $1,438
    Operating Income                                       303       284
    Income from Continuing Operations                      196       190
    Extraordinary Item                                    (176)     --
    Net Income for Common Stock                             20       190
    Basic and Diluted EPS from Continuing Operations     $0.93     $0.90
    Basic and Diluted EPS from Extraordinary Item       $(0.83)     --
    Basic and Diluted EPS                                $0.10     $0.90

DECEMBER 31
    Operating Revenues                                  $1,329    $1,235
    Operating Income                                       136       153
    Income from Continuing Operations                       25        53
    Net Income for Common Stock                             25        60
    Basic and Diluted EPS from Continuing Operations     $0.11     $0.26
    Basic and Diluted EPS                                $0.11     $0.28

TOTAL
    Operating Revenues                                  $5,268    $5,155
    Operating Income                                       735       795
    Income from Continuing Operations                      329       297
    Extraordinary Item                                    (176)     --
    Net Income for Common Stock                            153       429
    Basic and Diluted EPS from Continuing Operations     $1.55     $1.43
    Basic and Diluted EPS from Extraordinary Item       $(0.83)     --
    Basic and Diluted EPS                                $0.72     $2.07

(1) The first, second and third quarters of 1997 include the effect of certain reclassifications to conform with the 1997 year end financial statement presentation.

(2) In 1996, CSW EPS of Common Stock for the year do not sum to the total of the individual quarters' EPS of Common Stock due to different levels of average shares outstanding for the different periods.


                                      CSW
                                      2-75

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF CENTRAL AND SOUTH WEST
CORPORATION:

         We have audited the accompanying consolidated balance sheets of Central and South West Corporation (a Delaware corporation) and subsidiary companies as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows, for each of the three years ended December 31, 1997. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of CSW UK Finance Company (1997 - which includes CSW Investments) and CSW Investments (1996), which statements reflect total assets and total revenues of 22 percent and 35 percent in 1997 and 23 percent and 36 percent in 1996, respectively, of the consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the reports of the other auditors.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

         In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Central and South West Corporation and subsidiary companies as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years ended December 31, 1997, in conformity with generally accepted accounting principles.


Arthur Andersen LLP

Dallas, Texas
February 16, 1998


                                      CSW
                                      2-76

AUDITOR'S REPORT TO THE MEMBERS OF CSW UK FINANCE COMPANY

We have audited the consolidated balance sheets of CSW UK Finance Company and subsidiaries as of 31 December 1997 and the related consolidated statement of earnings and statements of cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSW UK Finance Company and subsidiaries at 31 December 1997 and the result of their operations and cash flows for the year then ended in conformity with generally accepted accounting principles in the United Kingdom.

Generally accepted accounting principles in the United Kingdom vary in certain significant respects from generally accepted accounting principles in the United States. Application of generally accepted accounting principles in the United States would have affected results of operations and shareholders' equity as of and for the year ended 31 December 1997 to the extent summarised in Note 23 to the consolidated financial statements.



KPMG Audit Plc
Chartered Accountants                                           London, England
Registered Auditor                                              19 January 1998


                                      CSW
                                      2-77

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


                                      CSW
                                      2-78

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

         CSW and its subsidiaries believe that, in all material respects, its system of internal controls over financial reporting and over safeguarding of assets against unauthorized acquisition, use or disposition functioned effectively as of December 31, 1997.





E. R. Brooks              Glenn D. Rosilier                Lawrence B. Connors
Chairman and              Executive Vice President and     Controller
Chief Executive Officer   Chief Financial Officer


                                      CSW
                                      2-79

                             CENTRAL POWER AND LIGHT
                                     COMPANY

                                      CPL
                                      2-80

SELECTED FINANCIAL DATA

         The following selected financial data for each of the five years ended December 31 is provided to highlight significant trends in the financial condition and results of operations for CPL. Certain financial statement items for prior years have been reclassified to conform to the most recent period presented.

                       ---------------------------------------------------------
                          1997       1996 (1)     1995        1994       1993(2)
                                        (thousands except ratios)
INCOME STATEMENT DATA
Revenues               $1,376,282  $1,300,688  $1,073,469  $1,217,979 $1,223,528
Income before cumulative
 effect of changes in     128,471     147,051     206,447     205,439    145,130
 accounting principles
Net income for common     121,350     133,488     191,978     191,635    158,422
 stock
BALANCE SHEET DATA
Assets                  4,813,310   4,828,263   4,881,136   4,822,699  4,781,745
Long-term
 obligations (3)        1,452,266   1,323,054   1,517,347   1,466,393  1,384,820
Capitalization ratios
   Common stock equity        47%         48%         45%         45%        47%
   Preferred stock              5           8           8           8          9
   CPL-obligated, mandatorily
      redeemable preferred
      securities of subsidiary
      trusts holding solely
      Junior Subordinated
      Debentures of CPL         5         --           --          --         --
   Long-term debt              43          44          47          47         44

Ratio of earnings to fixed   2.48        2.86        2.63        3.24       2.69
 charges (SEC Method) (4)



(1) Earnings in 1996 reflect a $15.6 million one-time charge, net of tax, associated with certain investments for plant sites, engineering studies and lignite reserves and the expiration in 1995 of Mirror CWIP liability amortization income.
(2) Earnings in 1993 were significantly affected by restructuring charges, the $27 million cumulative effect of changes in accounting principles and prior year tax adjustments. CPL changed its method of accounting for unbilled revenues in 1993.
(3) Long-term obligations includes long-term debt and Trust Preferred Securities, and for 1993 preferred stock subject to mandatory redemption.
(4) Ratio of earnings to fixed charges for 1993 was calculated before cumulative effect of change in accounting principles.


                                      CPL
                                      2-81

CENTRAL POWER AND LIGHT COMPANY
RESULTS OF OPERATIONS

         Reference is made to CPL's Consolidated Financial Statements and related Notes to Consolidated Financial Statements and Selected Financial Data. The information contained therein should be read in conjunction with, and is essential in understanding, the following discussion and analysis.


COMPARISON OF THE YEARS ENDED DECEMBER 31, 1997 AND 1996

         Net income for common stock decreased to $121.4 million, or 9%, compared to $133.5 million in 1996. The major reason for the decrease was the impact of the CPL 1997 Final Order. This decrease was partially offset by an increase in other income and deductions of $19.4 million, primarily due to the absence in 1997 of a one-time charge associated with certain investments for plant sites, engineering studies and lignite reserves of $15.6 million, net of tax, recorded in the second quarter of 1996. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for more information related to the CPL 1997 Final Order.

         Total electric operating revenues increased $75.6 million, or 5.8%, in 1997 compared to 1996 due primarily to a 3% increase in retail MWH sales resulting from increased customers and demand as well as higher fuel related revenue due to higher fuel costs, as discussed below. Another factor that contributed to the increase was a $41.5 million increase in transmission revenues as a result of the January 1997 implementation of open access tariffs in accordance with FERC Order No. 888 and the Texas Commission rules regarding transmission access and pricing, offset by a decrease related to provisions for refunds in 1997 and 1996 associated with the CPL rate case. The impact on net income of the increase in transmission access revenues was offset by a corresponding increase in transmission expense.

         Fuel expense increased $55.7 million, or 16%, during 1997 as compared to 1996. The increase in fuel expense was due primarily to a 13% increase in the average unit cost of fuel from $1.62 per MMbtu in 1996 to $1.83 per MMbtu in 1997. The increase in fuel costs reflects an increase in the spot market price of natural gas partially offset by a decrease in the delivery cost of coal. Also contributing to this increase was the absence in 1997 of a one-time $8.8 million reduction in fuel expense recorded in the first quarter of 1996 in accordance with the CPL 1996 Fuel Agreement. Purchased power expense decreased 5% from $59.9 million in 1996 to $56.4 million in 1997 due primarily to decreased economy energy purchases.

         Other operating expense increased $52.1 million to $283.6 million in 1997 when compared to 1996. The increase is due primarily to an increase in transmission operations expenses as a result of the January 1997 implementation of open access tariffs in accordance with FERC Order No. 888 and the Texas Commission rules regarding transmission access and pricing, the write-off of previously deferred rate case expenses in accordance with the settlement in principle of the rate case expense phase of CPL's Rate Review - Docket No. 14965 and the write-off of obsolete inventory of $3.8 million. The increase in other operating expense was offset in part by reductions in pension expense, other employee related expenses and the absence in 1997 of the write-off of a canceled transmission project of $9.5 million. See NOTE 5. BENEFIT PLANS for additional information related to changes in the pension plan. Maintenance expense increased $6.7 million, or 12%, in 1997 as compared to 1996 due primarily to higher steam and nuclear production and distribution overhead line expenses in 1997.

         Depreciation and amortization expenses increased $18.5 million compared to 1996 due primarily to the impact of the CPL 1997 Final Order. Taxes, other than income increased approximately $8.8 million during 1997 as compared to 1996 due primarily to an increase in ad valorem and franchise taxes.


                                      CPL
                                      2-82

         Other income and deductions increased $19.4 million from a loss of $11.1 million in 1996 to $8.2 million in 1997 due primarily to the absence in 1997 of the one-time charge associated with certain investments for plant sites, engineering studies and lignite reserves of $15.6 million, net of tax, recorded in 1996. Also contributing to this increase was additional interest income in 1997 due primarily to a higher level of short-term investments.

         Interest and other charges increased $3.7 million in 1997 due primarily to the new distributions on Trust Preferred Securities of $7.7 million. For additional information on these new securities see NOTE 10. TRUST PREFERRED SECURITIES. Partially offsetting this increase was a decrease of $5.3 million in long-term debt expense due primarily to the maturity of CPL's $200 million, Series BB, 6% FMBs in October 1997 and also refinancing activities in 1996.


COMPARISON OF THE YEARS ENDED DECEMBER 31, 1996 AND 1995

         Net income for common stock for 1996 decreased 30% to $133 million from $192 million in 1995. The decrease was due primarily to the expiration of Mirror CWIP liability amortization, the CPL 1996 Fuel Agreement, a charge in 1996 associated with certain investments for plant sites, engineering studies and lignite reserves of $15.6 million, net of tax, and management's expectation of the outcome of CPL's pending rate review . Partially offsetting the decline was the absence of the net effect of the CPL 1995 Agreement. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for additional information.

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

         Fuel expense increased $53.0 million, or 18%, during 1996 as compared to 1995. The increase in fuel expense was due primarily to an 18% increase in the average unit cost of fuel from $1.37 per MMbtu in 1995 to $1.62 per MMbtu in 1996. The fuel costs reflect an increase in the spot market price of natural gas partially offset by a decrease in the delivered cost of coal and a one-time $9.6 million reduction in fuel expense as a result of the CPL 1996 Fuel Agreement. Purchased power increased $39.9 million during 1996 when compared to the prior year primarily as a result of increased economy energy purchases at a higher cost per MWH. Also contributing to this increase were additional cogeneration purchases in 1996.

         Other operating expenses increased $22.5 million, or 11%, during 1996 when compared to 1995. This increase was due primarily to a $9.5 million write-off associated with the cancellation of a transmission project, a $2.2 million write-off of demand side management assets as well as increased rate case and decommissioning expenses, all associated with management's expectation of the outcome of CPL's pending rate review. Also contributing to the increase was the establishment of a regulatory asset for rate case costs previously expensed and subsequent amortization of such regulatory asset pursuant to the CPL 1995 Agreement. Further contributing to this increase were lower employee-related costs in 1995. The overall restructuring charges increase of $25.4 million during 1996 when compared to 1995 was due primarily to the recognition of a $20.7 million regulatory asset established in accordance with the CPL 1995 Agreement for previously recorded restructuring charges. In 1996, the CSW System began implementation of organizational and executive changes which were completed in 1997. CPL recorded its $4.6 million portion of the estimated cost of the restructuring during 1996. Maintenance expenses decreased $10.1 million or 16% during 1996 when compared to 1995 due primarily to lower production and distribution maintenance. The decrease in production maintenance was the result of fewer scheduled steam maintenance repair projects in 1996 as well as lower nuclear maintenance due to fewer scheduled refueling outages in

                                      CPL
                                      2-83

1996. The decrease in distribution maintenance was due primarily to lower tree trimming expenses in 1996.

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

         Other income and deductions decreased $67.5 million in 1996 when compared to 1995. Mirror CWIP liability amortization, which expired in 1995, contributed $41.0 million to other income and deductions in 1995. Also, a one-time charge in 1996 associated with certain investments for plant sites, engineering studies and lignite reserves of approximately $15.6 million, net of tax, contributed to this decline. Furthermore, other income and deductions decreased in 1996 as a result of the recognition of previously deferred factoring income in 1995 pursuant to the CPL 1995 Agreement. Interest on long-term debt also decreased $5.8 million during 1996 when compared to 1995 as a result of refinancing activity in 1995. Interest on short-term debt and other decreased $1.4 million during 1996 when compared to 1995 primarily as a result of lower levels of short-term debt outstanding at lower interest rates partially offset by an increase in the amortization of debt issuance costs and AFUDC for borrowed funds.


                                      CPL
                                      2-84

CPL
CONSOLIDATED STATEMENTS OF INCOME
CENTRAL POWER AND LIGHT COMPANY
-------------------------------------------------------------------------------
                                             For the Years Ended December 31,
                                          -------------------------------------
                                              1997        1996          1995
                                          -----------  -----------  -----------
                                                       (thousands)
Electric Operating Revenues
    Residential                              $541,169     $528,916     $465,478
    Commercial                                400,412      388,008      355,238
    Industrial                                330,481      308,186      256,223
    Sales for resale                           70,461       72,164       52,081
    Other                                      33,759        3,414      (55,551)
                                          -----------  -----------  -----------
                                            1,376,282    1,300,688    1,073,469
                                          -----------  -----------  -----------
Operating Expenses and Taxes
    Fuel                                      396,707      340,962      287,979
    Purchased power                            56,475       59,562       19,632
    Other operating                           283,640      231,501      209,021
    Restructuring charges                        --          4,628      (20,793)
    Maintenance                                59,791       53,077       63,201
    Depreciation and amortization             171,349      152,831      150,508
    Taxes, other than income                   82,909       74,029       65,925
    Income taxes                               74,044       98,451       15,812
                                          -----------  -----------  -----------
                                            1,124,915    1,015,041      791,285
                                          -----------  -----------  -----------

Operating Income                              251,367      285,647      282,184
                                          -----------  -----------  -----------

Other Income and Deductions
    Charges for investments and
      plant development costs                  (2,060)     (21,509)        --
    Allowance for equity funds
      used during construction                  1,724          427          442
    Mirror CWIP liability amortization           --           --         41,000
    Other                                       3,563        4,636       15,009
    Non-operating income taxes                  5,050        5,301         (129)
                                          -----------  -----------  -----------
                                                8,277      (11,145)      56,322
                                          -----------  -----------  -----------

Income Before Interest Charges                259,644      274,502      338,506
                                          -----------  -----------  -----------

Interest Charges
    Interest on long-term debt                105,081      110,375      116,205
    Distributions on Trust
      Preferred Securities                      7,533         --           --
    Interest on short-term debt and other      20,613       18,494       19,926
    Allowance for borrowed funds
      used during construction                 (2,054)      (1,418)      (4,072)
                                          -----------  -----------  -----------
                                              131,173      127,451      132,059
                                          -----------  -----------  -----------

Net Income                                    128,471      147,051      206,447
    Less:  Preferred stock dividends            9,523       13,563       14,469
    Gain on reacquired preferred stock          2,402         --           --
                                          -----------  -----------  -----------
Net Income for Common Stock                  $121,350     $133,488     $191,978
                                          ===========  ===========  ===========





       The accompanying notes to consolidated financial statements are an integral part of these statements.

                                      CPL
                                      2-85

CPL
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
CENTRAL POWER AND LIGHT COMPANY
----------------------------------------------------------------------------
                                              For the Years Ended December 31,
                                              ------------------------------
                                                1997       1996       1995
                                              --------   --------   --------
                                                        (thousands)

Retained Earnings at Beginning of Year        $868,932   $863,444   $857,466
    Net income for common stock                121,350    133,488    191,978
    Deduct:  Common stock dividends            157,000    128,000    186,000
                                              --------   --------   --------
Retained Earnings at End of Year              $833,282   $868,932   $863,444
                                              ========   ========   ========






































       The accompanying notes to consolidated financial statements are an integral part of these statements.

                                      CPL
                                      2-86

CPL
CONSOLIDATED BALANCE SHEETS
CENTRAL POWER AND LIGHT COMPANY
-------------------------------------------------------------------------------
                                                           As of December 31,
                                                        -----------------------
                                                           1997         1996
                                                        ----------   ----------
                                                              (thousands)
ASSETS
Electric Utility Plant
    Production                                          $3,106,576   $3,102,929
    Transmission                                           517,903      505,801
    Distribution                                         1,021,759      956,928
    General                                                295,974      271,347
    Construction work in progress                           77,390       95,336
    Nuclear fuel                                           196,147      184,229
                                                        ----------   ----------
                                                         5,215,749    5,116,570
  Less - accumulated depreciation                        1,845,730    1,697,552
                                                        ----------   ----------
                                                         3,370,019    3,419,018
                                                        ----------   ----------
Current Assets
    Cash                                                      --          3,299
    Special deposits                                          --            113
    Accounts receivable                                     61,311       53,038
    Materials and supplies, at average cost                 65,290       75,732
    Fuel inventory                                          14,816       15,461
    Under-recovered fuel costs                              43,229       26,298
    Prepayments                                              2,595        4,371
                                                        ----------   ----------
                                                           187,241      178,312
                                                        ----------   ----------
Deferred Charges and Other Assets
    Deferred STP costs                                     484,277      486,978
    Mirror CWIP asset                                      285,431      298,708
    Income tax related regulatory assets, net              390,149      335,226
    Other                                                   96,193      110,021
                                                        ----------   ----------
                                                         1,256,050    1,230,933
                                                        ----------   ----------
                                                        $4,813,310   $4,828,263
                                                        ==========   ==========
















The accompanying notes to consolidated financial statements are an integral part of these statements.

                                      CPL
                                      2-87

CPL
CONSOLIDATED BALANCE SHEETS
CENTRAL POWER AND LIGHT COMPANY
--------------------------------------------------------------------------
                                                   As of December 31,
                                              ----------------------------
                                                 1997              1996
                                              ----------        ----------
CAPITALIZATION AND LIABILITIES                        (thousands)
Capitalization
    Common stock:  $25 par value
        Authorized shares:
                 12,000,000
        Issued and outstanding shares:
                  6,755,535                   $  168,888        $  168,888
    Paid-in capital                              405,000           405,000
    Retained earnings                            833,282           868,932
                                              ----------        ----------
       Total Common Stock Equity               1,407,170  47%    1,442,820  48%
                                              ---------- ----   ---------- ----

    Preferred stock                              163,204   5%      250,351   8%
    CPL-obligated, mandatorily redeemable
      preferred securities of subsidiary
      trust holding solely Junior
      Subordinated Debentures of CPL             150,000   5%         --    --
    Long-term debt                             1,302,266  43%    1,323,054  44%
                                              ---------- ----   ---------- ----
       Total Capitalization                    3,022,640 100%    3,016,225 100%
                                              ---------- ----   ---------- ----

Current Liabilities
    Long-term debt due within twelve months       28,000           200,000
    Advances from affiliates                     142,781            52,525
    Accounts payable                              84,160            69,941
    Accrued taxes                                 13,558            64,207
    Accumulated deferred income taxes             21,382             7,310
    Accrued interest                              28,379            31,566
    Refund due customers                          63,713            43,266
    Other                                         14,551            19,048
                                              ----------        ----------
                                                 396,524           487,863
                                              ----------        ----------
Deferred Credits
    Accumulated deferred income taxes          1,237,386         1,162,051
    Investment tax credits                       142,371           147,191
    Other                                         14,389            14,933
                                              ----------        ----------
                                               1,394,146         1,324,175
                                              ----------        ----------
                                              $4,813,310        $4,828,263
                                              ==========        ==========














   The accompanying notes to consolidated financial statements are an integral part of these statements.

                                      CPL
                                      2-88

CPL
CONSOLIDATED STATEMENTS OF CASH FLOWS
CENTRAL POWER AND LIGHT COMPANY
-------------------------------------------------------------------------------
                                               For the Years Ended December 31,
                                              ---------------------------------
                                                 1997        1996        1995
                                              ---------   ---------   ---------
                                                         (thousands)
OPERATING ACTIVITIES
    Net Income                                 $128,471    $147,051    $206,447
    Non-cash Items Included in Net Income
        Depreciation and amortization           192,775     178,271     173,711
        Deferred income taxes and
          investment tax credits                 29,666      45,923     (35,815)
        Mirror CWIP liability amortization         --          --       (41,000)
        Establishment of regulatory assets         --          --       (20,652)
        Refund due customers                     20,447      43,266        --
        Charges for investments and assets        2,061      21,374        --
        Inventory reserve                         3,834         717        --
    Changes in Assets and Liabilities
        Accounts receivable                      (8,273)     (7,852)    (15,321)
        Fuel inventory                              645      11,011      (3,556)
        Material and supplies                    10,442      (4,620)     (4,902)
        Accrued interest                         (3,187)      1,176      (8,061)
        Accounts payable                         14,219      19,780     (35,101)
        Accrued taxes                           (50,649)      2,593       2,228
        Fuel recovery                           (16,931)    (38,884)     66,712
        Other deferred credits                    2,701      (2,856)      2,022
        Other                                    13,419      (6,672)     13,106
                                              ---------   ---------   ---------
                                                339,640     410,278     299,818
                                              ---------   ---------   ---------
INVESTING ACTIVITIES
    Construction expenditures                  (126,693)   (136,901)   (150,372)
    Other                                         1,185      (3,257)     (4,072)
                                              ---------   ---------   ---------
                                               (125,508)   (140,158)   (154,444)
                                              ---------   ---------   ---------
FINANCING ACTIVITIES
    Proceeds from issuance of long-term debt       --        63,930     337,828
    Retirement of long-term debt                   --          (231)       --
    Reacquisition of long-term debt            (200,000)    (67,720)   (295,938)
    Redemption of preferred stock               (84,745)       --          --
    Proceeds from issuance of Trust
      Preferred Securities                      144,706        --          --
    Change in advances from affiliates           90,256    (123,809)     15,014
    Payment of dividends                       (167,648)   (141,874)   (200,037)
                                              ---------   ---------   ---------
                                               (217,431)   (269,704)   (143,133)
                                              ---------   ---------   ---------

Net Change in Cash and Cash Equivalents          (3,299)        416       2,241
Cash and Cash Equivalents at
  Beginning of Year                               3,299       2,883         642
                                              ---------   ---------   ---------
Cash and Cash Equivalents at End of Year      $    --        $3,299      $2,883
                                              =========   =========   =========

SUPPLEMENTARY INFORMATION
    Interest paid less amounts
      capitalized (includes distributions
      on Trust Preferred Securities)           $116,782    $117,974    $115,845
                                              =========   =========   =========
    Income taxes paid                           $61,509     $44,082     $37,151
                                              =========   =========   =========

   The accompanying notes to consolidated financial statements are an integral part of these statements.

                                      CPL
                                      2-89

CPL
CONSOLIDATED STATEMENTS OF CAPITALIZATION
CENTRAL POWER AND LIGHT COMPANY
-------------------------------------------------------------------------------
                                                           As of December 31,
                                                        -----------------------
                                                           1997         1996
                                                        ----------   ----------
                                                              (thousands)
COMMON STOCK EQUITY                                     $1,407,170   $1,442,820
                                                        ----------   ----------
PREFERRED STOCK
Cumulative $100 Par Value, Authorized
  3,035,000 shares
                                     Current
                    Number of Shares Redemption
Series              Outstanding      Price
-----------------------------------------------
Not Subject to Mandatory Redemption
     4.00%            42,048          $105.75                4,205       10,000
     4.20%            17,476          $103.75                1,748        7,500
     7.12%              --               --                   --         26,000
     8.72%              --               --                   --         50,000
Auction Money Market 750,000          $100.00               75,000       75,000
Auction Series A     425,000          $100.00               42,500       42,500
Auction Series B     425,000          $100.00               42,500       42,500
Issuance Expense                                            (2,749)      (3,149)
                                                        ----------   ----------
                                                           163,204      250,351
                                                        ----------   ----------
TRUST PREFERRED  SECURITIES
    CPL-obligated, mandatorily redeemable
      preferred securities of subsidiary
      trust holding solely Junior Subordinated
      Debentures of CPL, 8.00%, due April 30, 2037         150,000        --
                                                        ----------   ----------

LONG-TERM DEBT
First Mortgage Bonds
  Series J, 6 5/8%, due January 1, 1998                     28,000       28,000
  Series L, 7%, due February 1, 2001                        36,000       36,000
  Series T, 7 1/2%, due December 15, 2014* (Matagorda)     111,700      111,700
  Series AA, 7 1/2%, due March 1, 2020* (Matagorda)         50,000       50,000
  Series BB, 6%, due October 1, 1997                         --         200,000
  Series CC, 7 1/4%, due October 1, 2004                   100,000      100,000
  Series DD, 7 1/8%, due December 1, 1999                   25,000       25,000
  Series EE, 7 1/2%, due December 1, 2002                  115,000      115,000
  Series FF, 6 7/8%, due February 1, 2003                   50,000       50,000
  Series GG, 7 1/8%, due February 1, 2008                   75,000       75,000
  Series HH, 6%, due April 1, 2000                         100,000      100,000
  Series II, 7 1/2%, due April 1, 2023                     100,000      100,000
  Series JJ, 7 1/2%, due May 1, 1999                       100,000      100,000
  Series KK, 6 5/8%, due July 1, 2005                      200,000      200,000
Installment Sales Agreements - PCRBs
  Series 1993, 6%, due July 1, 2028 (Matagorda)            120,265      120,265
  Series 1995, 6.10%, due July 1, 2028 (Matagorda)         100,635      100,635
  Series 1995, variable rate, due
    November 1, 2015 (Guadalupe)                            40,890       40,890
  Series 1996, 6 1/8%, due June 1, 2020 (Red River)          6,330        6,330
  Series 1996,6 1/2%, due May 1, 2030 (Matagorda)           60,000       60,000
Unamortized Discount                                        (4,484)      (5,015)
Unamortized Costs of Reacquired Debt                       (84,070)     (90,751)
Amount to be Redeemed Within One Year                      (28,000)    (200,000)
                                                        ----------   ----------
                                                         1,302,266    1,323,054
                                                        ----------   ----------
TOTAL CAPITALIZATION                                    $3,022,640   $3,016,225
                                                        ==========   ==========

*Obligations incurred in connection with the sale by public authorities of tax-exempt PCRBs.

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                                      CPL
                                      2-90

CENTRAL POWER AND LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

4.      INCOME TAXES
        See CSW's NOTE 4.

5.      BENEFIT PLANS
        See CSW's NOTE 5.

6.      JOINTLY OWNED ELECTRIC UTILITY PLANT
        See CSW's NOTE 6.

7.      FINANCIAL INSTRUMENTS
        See CSW's NOTE 7.

8.      LONG-TERM DEBT
        See CSW's NOTE 8.

9.      PREFERRED STOCK
        See CSW's NOTE 9.

10.     TRUST PREFERRED SECURITIES
        See CSW's NOTE 10.

11.     SHORT-TERM FINANCING
        See CSW's NOTE 11.

12.     STOCK BASED COMPENSATION PLANS
        See CSW's NOTE 13.


                                      CPL
                                      2-91

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF CENTRAL POWER AND LIGHT COMPANY:

         We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Central Power and Light Company (a Texas corporation and a wholly owned subsidiary of Central and South West Corporation) and subsidiary company as of December 31, 1997 and 1996, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of Central Power and Light Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Power and Light Company and subsidiary company as of December 31, 1997 and 1996, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental Exhibit 12 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This exhibit has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



Arthur Andersen LLP

Dallas, Texas
February 16, 1998


                                      CPL
                                      2-92

REPORT OF MANAGEMENT

         Management is responsible for the preparation, integrity and objectivity of the consolidated financial statements of Central Power and Light Company and subsidiary company as well as other information contained in this Annual Report. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles applied on a consistent basis and, in some cases, reflect amounts based on the best estimates and judgments of management, giving due consideration to materiality. Financial information contained elsewhere in this Annual Report is consistent with that in the consolidated financial statements.

         The consolidated financial statements have been audited by CPL's independent public accountants who were given unrestricted access to all financial records and related data, including minutes of all meetings of shareholders, the board of directors and committees of the board. CPL and its subsidiary company believe that representations made to the independent public accountants during their audit were valid and appropriate. The report of independent public accountants is presented elsewhere in this report.

         CPL, together with its subsidiary company, maintains a system of internal controls to provide reasonable assurance that transactions are executed in accordance with management's authorization, that the consolidated financial statements are prepared in accordance with generally accepted accounting principles and that the assets of the companies are properly safeguarded against unauthorized acquisition, use or disposition. The system includes a documented organizational structure and division of responsibility, established policies and procedures including a policy on ethical standards which provides that CPL will maintain the highest legal and ethical standards, and the careful selection, training and development of our employees.

         Internal auditors continuously monitor the effectiveness of the internal control system following standards established by the Institute of Internal Auditors. Actions are taken by management to respond to deficiencies as they are identified. The board, operating through its audit committee, which is comprised entirely of directors who are not officers or employees of CPL or its subsidiary company, provides oversight to the financial reporting process.

         Due to the inherent limitations in the effectiveness of internal controls, no internal control system can provide absolute assurance that errors will not occur. However, management strives to maintain a balance, recognizing that the cost of such a system should not exceed the benefits derived.

         CPL and its subsidiary believe that, in all material respects, their system of internal controls over financial reporting and over safeguarding of assets against unauthorized acquisition, use or disposition functioned effectively as of December 31, 1997.




J. Gonzalo Sandoval                                            R. Russell Davis
General Manager/President - CPL                                Controller - CPL


                                      CPL
                                      2-93

                             PUBLIC SERVICE COMPANY
                                   OF OKLAHOMA

                                      PSO
                                      2-94

SELECTED FINANCIAL DATA

         The following selected financial data for each of the five years ended December 31 is provided to highlight significant trends in the financial condition and results of operations for PSO. Certain financial statement items for prior years have been reclassified to conform to the most recent period presented.

                       ---------------------------------------------------------
                          1997       1996 (1)      1995        1994     1993 (2)
                                       (thousands, except ratios)
INCOME STATEMENT DATA
Revenues               $ 712,690 $  735,265   $  690,823  $  740,496  $  707,536
Income before cumulative
  effect of changes in
  accounting principles   46,206     31,478       81,828      68,266      40,496
Net income for common
  stock                   50,053     30,662       81,012      67,450      45,903
BALANCE SHEET DATA
Assets                 1,447,681  1,431,597    1,480,816   1,465,114   1,420,379
Long-term
  obligations (3)        496,821   420,301       379,250     402,752     401,255
Capitalization ratios
   Common stock equity       49%       52%           55%         52%         51%
   Preferred stock            --         2             2           2           2
 PSO-obligated, mandatorily
   redeemable preferred
   securities of subsidiary
   trusts holding solely
   Junior Subordinated
   Debentures of PSO           8        --            --          --          --
   Long-term debt             43        46            43          46          47

Ratio of earnings to fixed  2.68      2.45          4.32        4.03        2.78
  charges (SEC Method) (4)


(1) Earnings in 1996 reflect a $35.7 million one-time charge, net of tax, associated with certain investments for plant sites, engineering studies and lignite reserves.
(2) Earnings in 1993 were significantly affected by restructuring charges, the $6 million cumulative effect of changes in accounting principles and the establishment of reserves for fuel and other properties.
(3)  Long-term obligations includes long-term debt and Trust Preferred
     Securities.
(4) Ratio of earnings to fixed charges for 1993 was calculated before cumulative effect of changes in accounting principles.

                                      PSO
                                      2-95

PUBLIC SERVICE COMPANY OF OKLAHOMA
RESULTS OF OPERATIONS

         Reference is made to PSO's Consolidated Financial Statements and related Notes to Consolidated Financial Statements and Selected Financial Data. The information contained therein should be read in conjunction with, and is essential to understanding, the following discussion and analysis.


COMPARISON OF THE YEARS ENDED DECEMBER 31, 1997 AND 1996

         Net income for common stock increased to $50.1 million for the year ended 1997 from $30.7 million in 1996. The increase resulted primarily from the absence in 1997 of a one-time charge for certain investments for plant sites, engineering studies and lignite reserves of approximately $35.7 million, net of tax, recorded in 1996 partially offset by the impact of recording the effects associated with the outcome of the PSO 1997 Rate Settlement Agreement. See NOTE
2. LITIGATION AND REGULATORY PROCEEDINGS for additional information related to the PSO 1997 Rate Settlement Agreement.

         Electric operating revenues were $712.7 million during 1997, a 3% decrease from $735.3 million for the same period in 1996. The decrease was due primarily to a $29 million provision for rate refund established in September and paid in December related to the PSO 1997 Rate Settlement Agreement. Partially offsetting this decrease was an increase in transmission access and wheeling revenues.

         Fuel expense decreased $11.4 million during 1997 compared to 1996 due primarily to a 4% reduction in generation. Also contributing to this decrease was a decline in the average unit cost of fuel from $2.04 per MMbtu in 1996 to $1.98 per MMbtu in 1997. The decline in the average unit cost of fuel was due primarily to utilizing lower cost coal in place of higher cost spot market natural gas. Partially offsetting the decrease in fuel expense was a decline in the amount of under-recovered fuel costs in 1997 when compared to 1996. Purchased power expenses increased 25% to $51.6 million in 1997 from $41.2 million in 1996 as a result of increased purchases of economy energy along with increased cogeneration purchases in 1997.

         Other operating expenses increased $14.7 million, or 12%, to $135.9 million in 1997 when compared to 1996. The increase was due primarily to the write-off of previously capitalized demand side management energy efficiency incentives of $9.6 million, the write-off of $2.2 million of rate case related expenses, both associated with the aforementioned rate settlement agreement, as well as the write-off of $0.8 million of obsolete inventory. Operating expenses were also affected by a decrease in pension related expenses. See NOTE 5. BENEFIT PLANS for additional information related to changes in the pension plan. Maintenance expenses decreased 13% to $33.6 million in 1997 from $38.5 million in 1996. The decrease was due primarily to a $3.2 million write-down of production inventory in 1996 and lower tree management expenses in 1997.

         Depreciation and amortization expense increased $3.8 million, or 5%, during 1997 when compared to the prior year. This increase was due primarily to the write-off of $5.8 million of regulatory assets resulting from the PSO 1997 Rate Settlement Agreement, as well as an increase in depreciable assets, offset in part by a decrease in depreciation expense of $5.2 million also attributable to the agreement. Taxes, other than income were $28.8 million in 1997, a 6% increase from $27.2 million in 1996 as a result of higher ad valorem tax expense in 1997. Operating income taxes were $20.8 million in 1997 compared to $37.6 million in 1996 due primarily to lower taxable operating income in 1997.

         Other income and deductions increased $37.2 million in 1997 when compared to 1996 primarily as a result of the absence in 1997 of a one-time charge associated with certain investments for plant sites, engineering studies and lignite reserves of $35.7 million, net of tax, recorded in 1996.

                                      PSO
                                      2-96

         Interest and other charges increased $2.5 million, or 7%, in 1997 when compared to the same period in 1996 primarily due to the new distributions on Trust Preferred Securities, partially offset by a decrease in short-term interest expense as a result of a reduction of short-term debt outstanding during 1997. For information on the new securities see NOTE 10. TRUST PREFERRED SECURITIES.


COMPARISON OF THE YEARS ENDED DECEMBER 31, 1996 AND 1995

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

         Fuel expense for 1996 was $290.4 million, a 6% increase compared to $273.5 million during 1995. The increase was due primarily to an increase in average unit fuel costs from $1.73 per MMbtu in 1995 to $2.04 per MMbtu in 1996. The increase in average unit fuel costs is attributable to an increase in the spot market price of natural gas brought about by strong demand offset in part by a decline in the delivered cost of coal resulting from lower transportation charges as well as purchases of lower priced spot market coal. Offsetting these factors in part was an under-recovery of fuel costs in 1996 compared to an over-recovery in 1995, as well as decreased KWH generation. Purchased power expense increased 75% to $41.2 million for 1996 from $23.6 million for 1995. The increase was due primarily to increases in purchases of economy energy at a higher cost per MWH.

         Other operating expenses increased 4% to $121.2 million in 1996 from $116.2 million in 1995 due primarily to the 1996 restructuring charges, increased employee-related expenses and increased outside services expenses. Maintenance expenses increased 9% to $38.5 million in 1996 from $35.4 million in 1995. The increase was due primarily to a $3.2 million write-down of production inventory in 1996. Depreciation and amortization expense increased approximately $9.8 million during 1996 when compared to the prior year due to increases in depreciable property and completion in 1995 of the amortization of previously expensed inventory and supply items that were credited through amortization to cost of service.

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

                                      PSO
                                      2-97

PSO
CONSOLIDATED STATEMENTS OF INCOME
PUBLIC SERVICE COMPANY OF OKLAHOMA
----------------------------------------------------------------------------
                                            For the Years Ended December 31,
                                           ---------------------------------
                                              1997        1996       1995
                                           ---------   ---------   ---------
                                                      (thousands)
  Electric Operating Revenues
    Residential                             $297,265    $299,550    $280,127
    Commercial                               226,525     221,985     210,875
    Industrial                               161,974     157,509     147,811
    Sales for resale                          30,896      39,285      34,273
    Other                                     (3,970)     16,936      17,737
                                           ---------   ---------   ---------
                                             712,690     735,265     690,823
                                           ---------   ---------   ---------
Operating Expenses and Taxes
    Fuel                                     278,976     290,408     273,533
    Purchased power                           51,619      41,194      23,584
    Other operating                          135,943     121,235     116,175
    Maintenance                               33,608      38,469      35,356
    Depreciation and amortization             81,227      77,470      67,657
    Taxes, other than income                  28,778      27,194      25,147
    Income taxes                              20,763      37,558      37,602
                                           ---------   ---------   ---------
                                             630,914     633,528     579,054
                                           ---------   ---------   ---------
Operating Income                              81,776     101,737     111,769
                                           ---------   ---------   ---------

Other Income and Deductions
    Allowance for equity funds used
      during construction                        995         292       1,270
    Charges for investments and plant
      development costs                         (123)    (51,109)         --
    Other                                     (1,503)     (1,107)      2,077
    Non-operating income taxes                 2,280      16,413         197
                                           ---------   ---------   ---------
                                               1,649     (35,511)      3,544
                                           ---------   ---------   ---------
Income Before Interest Charges                83,425      66,226     115,313
                                           ---------   ---------   ---------

Interest Charges
    Interest on long-term debt                30,474      30,555      29,594
    Interest on short-term debt and other      4,100       5,623       6,355
    Distributions on Trust Preferred
      Securities                               3,967          --          --
    Allowance for borrowed funds used
      during construction                     (1,322)     (1,430)     (2,464)
                                           ---------   ---------   ---------
                                              37,219      34,748      33,485
                                           ---------   ---------   ---------

Net Income                                    46,206      31,478      81,828
  Less:  Preferred stock dividends               364         816         816
  Gain on reacquired preferred stock           4,211          --          --
                                           ---------   ---------   ---------

Net Income for Common Stock                  $50,053     $30,662     $81,012
                                           =========   =========   =========







   The accompanying notes to consolidated financial statements are an integral part of these statements.

                                      PSO
                                      2-98

PSO
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
PUBLIC SERVICE COMPANY OF OKLAHOMA
----------------------------------------------------------------------------
                                             For the Years Ended December 31,
                                              ------------------------------
                                                1997       1996       1995
                                              --------   --------   --------
                                                       (thousands)

Retained Earnings at Beginning of Year        $145,943   $150,281   $124,269
    Net income for common stock                 50,053     30,662     81,012
    Deduct:  Common stock dividends             59,000     35,000     55,000
                                              --------   --------   --------
Retained Earnings at End of Year              $136,996   $145,943   $150,281
                                              ========   ========   ========







































   The accompanying notes to consolidated financial statements are an integral part of these statements.

                                      PSO
                                      2-99

PSO
CONSOLIDATED BALANCE SHEETS
PUBLIC SERVICE COMPANY OF OKLAHOMA
-------------------------------------------------------------------------------
                                                           As of December 31,
                                                        -----------------------
                                                           1997         1996
                                                        ----------   ----------
                                                              (thousands)
ASSETS
Electric Utility Plant
    Production                                            $907,735     $902,813
    Transmission                                           375,111      368,280
    Distribution                                           818,806      773,590
    General                                                197,264      186,252
    Construction work in progress                           40,992       59,241
                                                        ----------   ----------
                                                         2,339,908    2,290,176
  Less - Accumulated depreciation                        1,031,322      987,283
                                                        ----------   ----------
                                                         1,308,586    1,302,893
                                                        ----------   ----------
Current Assets
    Cash                                                     2,171        1,479
    Accounts receivable                                     34,974       11,069
    Materials and supplies, at average cost                 32,211       34,542
    Fuel inventory, at LIFO cost                            11,427       14,061
    Accumulated deferred income taxes                         --          2,558
    Prepayments and other                                    3,366        2,991
                                                        ----------   ----------
                                                            84,149       66,700
                                                        ----------   ----------

Deferred Charges and Other Assets                           54,946       62,004
                                                        ----------   ----------
                                                        $1,447,681   $1,431,597
                                                        ==========   ==========























The accompanying notes to consolidated financial statements are an integral part of these statements.

                                      PSO
                                     2-100

PSO
CONSOLIDATED BALANCE SHEETS
PUBLIC SERVICE COMPANY OF OKLAHOMA
-----------------------------------------------------------------------
                                                 As of December 31,
                                           ----------------------------
                                              1997              1996
                                           ----------        ----------
CAPITALIZATION AND LIABILITIES                     (thousands)
Capitalization
    Common stock:
            $15 par value
        Authorized shares:
            11,000,000 shares
        Issued 10,482,000 shares and
          outstanding 9,013,000 shares     $  157,230        $  157,230
    Paid-in capital                           180,000           180,000
    Retained earnings                         136,996           145,943
                                           ----------        ----------
       Total Common Stock Equity              474,226  49%      483,173  52%
                                           ---------- ----   ---------- ----

    Preferred stock                             5,287  --        19,826   2%
    PSO-obligated, mandatorily redeemable
      preferred securities of subsidiary
      trust holding solely Junior
      Subordinated Debentures of PSO           75,000   8%         --    --
    Long-term debt                            421,821  43%      420,301  46%
                                           ---------- ----   ---------- ----
       Total Capitalization                   976,334 100%      923,300 100%
                                           ---------- ----   ---------- ----

Current Liabilities
    Advances from affiliates                    4,874            42,867
    Payables to affiliates                     29,011            27,425
    Accounts payable                           55,179            47,604
    Payables to customers                      18,837            14,329
    Accrued taxes                                  --            12,306
    Accumulated deferred income taxes           2,262                --
    Accrued interest                            9,090             9,193
    Other                                       4,178             7,421
                                           ----------        ----------
                                              123,431           161,145
                                           ----------        ----------
Deferred Credits
    Accumulated deferred income taxes         258,848           251,007
    Investment tax credits                     41,160            43,438
    Income tax related regulatory
      liabilities, net                         41,793            46,007
    Other                                       6,115             6,700
                                           ----------        ----------
                                              347,916           347,152
                                           ----------        ----------
                                           $1,447,681        $1,431,597
                                           ==========        ==========














       The accompanying notes to consolidated financial statements are an integral part of these statements.

                                      PSO
                                     2-101

PSO
CONSOLIDATED STATEMENTS OF CASH FLOWS
PUBLIC SERVICE COMPANY OF OKLAHOMA
-------------------------------------------------------------------------------
                                               For the Years Ended December 31,
                                              ---------------------------------
                                                 1997       1996         1995
                                              ---------   ---------   ---------
                                                         (thousands)
OPERATING ACTIVITIES
    Net Income                                  $46,206     $31,478     $81,828
    Non-cash Items Included in Net Income
        Depreciation and amortization            85,459      83,424      73,218
        Deferred income taxes and
          investment tax credits                  6,169      (4,112)        (85)
        Charges for investments and assets       12,803      50,854          --
        Inventory reserve                           838       3,150          --
    Changes in Assets and Liabilities
        Accounts receivable                     (23,905)      6,888       3,574
        Other investments and property           (5,682)     (6,264)      2,196
        Accounts payable                         13,433      (5,878)    (22,970)
        Accrued taxes                           (12,306)    (14,708)      9,658
        Other deferred credits                     (585)      1,078      (3,193)
        Other                                      (776)     (3,292)       (338)
                                              ---------   ---------   ---------
                                                121,654     142,618     143,888
                                              ---------   ---------   ---------
INVESTING ACTIVITIES
    Construction expenditures                   (79,568)    (83,509)    (98,415)
    Other                                        (6,008)     (8,596)     (9,715)
                                              ---------   ---------   ---------
                                                (85,576)    (92,105)   (108,130)
                                              ---------   ---------   ---------
FINANCING ACTIVITIES
    Proceeds from issuance of long-term debt         --      51,744          --
    Retirement of long-term debt                     --     (25,000)         --
    Reacquisition of long-term debt                  --     (13,040)         --
    Reacquisition of preferred stock            (10,329)         --          --
    Proceeds from issuance of Trust
      Preferred Securities                       72,450          --          --
    Change in advances from affiliates          (37,993)    (27,643)     15,350
    Payment of dividends                        (59,514)    (35,839)    (55,817)
                                              ---------   ---------   ---------
                                                (35,386)    (49,778)    (40,467)
                                              ---------   ---------   ---------

Net Change in Cash and Cash Equivalents             692         735      (4,709)
Cash and Cash Equivalents at Beginning
  of Year                                         1,479         744       5,453
                                              ---------   ---------   ---------
Cash and Cash Equivalents at End of Year         $2,171      $1,479        $744
                                              =========   =========   =========

SUPPLEMENTARY INFORMATION
    Interest paid less amounts capitalized
      (includes distributions on Trust
      Preferred Securities)                     $35,557     $32,488     $31,285
                                              =========   =========   =========
    Income taxes paid                           $34,244     $30,353     $27,651
                                              =========   =========   =========







       The accompanying notes to consolidated financial statements are an integral part of these statements.

                                      PSO
                                     2-102

PSO
CONSOLIDATED STATEMENTS OF CAPITALIZATION
PUBLIC SERVICE COMPANY OF OKLAHOMA
-----------------------------------------------------------------------------
                                                           As of December 31,
                                                          -------------------
                                                            1997       1996
                                                          --------   --------
                                                              (thousands)
COMMON STOCK EQUITY                                       $474,226   $483,173
                                                          --------   --------

PREFERRED STOCK
(Cumulative $100 Par Value, Authorized
  700,000 shares, redeemable at the option
  of PSO upon 30 days notice)
                 Number        Current
                 of Shares     Redemption
Series           Outstanding   Price
-----------------------------------------

  4.00%            44,640       $105.75                      4,464      9,790
  4.24%             8,069       $103.19                        807     10,000
Premium                                                         16         36
                                                          --------   --------
                                                             5,287     19,826
                                                          --------   --------

TRUST PREFERRED SECURITIES
    PSO-obligated, mandatorily redeemable
      preferred securities of subsidiary
      trust holding solely Junior Subordinated
      Debentures of PSO, 8.00%, due April 30, 2037          75,000         --
                                                          --------   --------

LONG-TERM DEBT
First Mortgage Bonds
  Series K, 7 1/4%, due January 1, 1999                     25,000     25,000
  Series L, 7 3/8%, due March 1, 2002                       30,000     30,000
  Series S, 7 1/4%, due July 1, 2003                        65,000     65,000
  Series T, 7 3/8%, due December 1, 2004                    50,000     50,000
  Series U, 6 1/4%, due April 1, 2003                       35,000     35,000
  Series V, 7 3/8%, due April 1, 2023                      100,000    100,000
  Series W, 6 1/2%, due June 1, 2005                        50,000     50,000
Medium-term Notes, 5.89%-6.43%, due
  December 15, 2000-March 1, 2001                           40,000     40,000
Installment sales agreement - PCRBs
  Series A, 5.9%, due December 1, 2007 (OEFA)               34,700     34,700
  Series 1996, 6.0%, due June 1, 2020 (Red River)           12,660     12,660
Unamortized discount                                        (3,657)    (3,991)
Unamortized costs of reacquired debt                       (16,882)   (18,068)
                                                          --------   --------
                                                           421,821    420,301
                                                          --------   --------
TOTAL CAPITALIZATION                                      $976,334   $923,300
                                                          ========   ========







   The accompanying notes to consolidated financial statements are an integral part of these statements.

                                      PSO
                                     2-103

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

4.      INCOME TAXES
        See CSW's NOTE 4.

5.      BENEFIT PLANS
        See CSW's NOTE 5.

6.      JOINTLY OWNED ELECTRIC UTILITY PLANT
        See CSW's NOTE 6.

7.      FINANCIAL INSTRUMENTS
        See CSW's NOTE 7.

8.      LONG-TERM DEBT
        See CSW's NOTE 8.

9.      PREFERRED STOCK
        See CSW's NOTE 9.

10.     TRUST PREFERRED SECURITIES
        See CSW's NOTE 10.

11.     SHORT-TERM FINANCING
        See CSW's NOTE 11.

12.     STOCK BASED COMPENSATION PLANS
        See CSW's NOTE 13.


                                      PSO
                                     2-104

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF PUBLIC SERVICE COMPANY OF
OKLAHOMA:

         We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Public Service Company of Oklahoma (an Oklahoma corporation and a wholly owned subsidiary of Central and South West Corporation) and subsidiary companies, as of December 31, 1997 and 1996, and the related consolidated statements of income, retained earnings and cash flows, for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of Public Service Company of Oklahoma's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Public Service Company of Oklahoma and subsidiary companies as of December 31, 1997 and 1996, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental Exhibit 12 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This exhibit has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Arthur Andersen LLP

Dallas, Texas
February 16, 1998

                                      PSO
                                     2-105

REPORT OF MANAGEMENT

         Management is responsible for the preparation, integrity and objectivity of the consolidated financial statements of Public Service Company of Oklahoma and its subsidiary companies as well as other information contained in this Annual Report. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles applied on a consistent basis and, in some cases, reflect amounts based on the best estimates and judgments of management, giving due consideration to materiality. Financial information contained elsewhere in this Annual Report is consistent with that in the consolidated financial statements.

         The consolidated financial statements have been audited by PSO's independent public accountants who were given unrestricted access to all financial records and related data, including minutes of all meetings of shareholders, the board of directors and committees of the board. PSO and its subsidiaries believe that representations made to the independent public accountants during their audit were valid and appropriate. The report of independent public accountants is presented elsewhere in this report.

         PSO, together with its subsidiary companies, maintains a system of internal controls to provide reasonable assurance that transactions are executed in accordance with management's authorization, that the consolidated financial statements are prepared in accordance with generally accepted accounting principles and that the assets of the companies are properly safeguarded against unauthorized acquisition, use or disposition. The system includes a documented organizational structure and division of responsibility, established policies and procedures including a policy on ethical standards which provides that PSO will maintain the highest legal and ethical standards, and the careful selection, training and development of our employees.

         Internal auditors continuously monitor the effectiveness of the internal control system following standards established by the Institute of Internal Auditors. Actions are taken by management to respond to deficiencies as they are identified. The board, operating through its audit committee, which is comprised entirely of directors who are not officers or employees of PSO or its subsidiaries, provides oversight to the financial reporting process.

         Due to the inherent limitations in the effectiveness of internal controls, no internal control system can provide absolute assurance that errors will not occur. However, management strives to maintain a balance, recognizing that the cost of such a system should not exceed the benefits derived.

         PSO and its subsidiaries believe that, in all material respects, their system of internal controls over financial reporting and over safeguarding of assets against unauthorized acquisition, use or disposition functioned effectively as of December 31, 1997.






T. D. Churchwell                                               R. Russell Davis
President - PSO                                                Controller - PSO

                                      PSO
                                     2-106

                              SOUTHWESTERN ELECTRIC
                                  POWER COMPANY

                                     SWEPCO
                                     2-107

SELECTED FINANCIAL DATA

         The following selected financial data for each of the five years ended December 31 is provided to highlight significant trends in the financial condition and results of operations for SWEPCO. Certain financial statement items for prior years have been reclassified to conform to the most recent period presented.

                        --------------------------------------------------------
                            1997       1996 (1)    1995       1994      1993 (2)
                                        (thousands, except ratios)
INCOME STATEMENT DATA
Revenues                $  939,869 $  920,786 $  836,705  $  825,296  $  837,192
Income before cumulative
effect of changes in        92,902     66,566    117,114     105,712      78,471
 changes in accounting
 principles
Net income for common
 stock                      92,254     63,503    113,870     102,351      78,514
BALANCE SHEET DATA
Assets                   2,094,746  2,099,156  2,116,719   2,079,207   1,968,285
Long-term obligations(3)   683,681    629,615    632,579     630,661     638,093
Capitalization ratios
   Common stock equity         51%        52%        51%         51%         50%
   Preferred stock               2          4          4           4           4
 SWEPCO-obligated, mandatorily
   redeemable preferred
   securities of subsidiary
   trusts holding solely
   Junior Subordinated
   Debentures of SWEPCO          8          --          --          --        --
   Long-term debt               39          44          45          45        46


Ratio of earnings to fix      3.46        2.81        3.80        3.70      3.27
(SEC Method) (4)


(1) Earnings in 1996 reflect a $21.8 million one-time charge, net of tax, associated with certain investments for plant sites, engineering studies and lignite reserves.
(2) Earnings in 1993 were significantly affected by restructuring charges, the $3 million cumulative effect of changes in accounting principles and the establishment of reserves for fuel properties.
(3) Long-term obligations includes long-term debt, preferred stock subject to mandatory redemption and Trust Preferred Securities. (4) Ratio of earnings to fixed charges for 1993 was calculated before cumulative effect of changes in accounting principles.

                                     SWEPCO
                                     2-108

SOUTHWESTERN ELECTRIC POWER COMPANY
RESULTS OF OPERATIONS

         Reference is made to SWEPCO's Consolidated Financial Statements and related Notes to Consolidated Financial Statements and Selected Financial Data. The information contained therein should be read in conjunction with, and is essential in understanding, the following discussion and analysis.


COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997 AND 1996

        Net income for common stock increased 45% during 1997 to $92.3 million from $63.5 million in 1996. The increase resulted primarily from the absence in 1997 of a one-time charge associated with certain investments for plant sites, engineering studies and lignite reserves of $21.8 million, net of tax.

         Electric operating revenues increased $19.1 million, or 2%, to $939.9 million in 1997 from $920.8 million in 1996. The increase was due primarily to an increase in non-fuel revenue of $31.5 million, including $15.9 million in non-fuel wholesale sales, as a result of increased retail customer usage and customer growth, offset in part by a $12.4 million decrease in fuel revenue.

         Fuel and purchased power expense decreased for 1997 when compared to 1996. Fuel expense decreased $6.1 million, or 2%, due primarily to a decrease in average unit fuel costs from $1.76 per MMbtu in 1996 to $1.69 per MMbtu in 1997, which resulted from lower coal transportation charges as well as purchases of lower priced spot market coal. A decrease in natural gas generation because of its relatively higher cost per MMbtu also contributed to the lower fuel expense for 1997. Purchased power expenses decreased approximately $1.2 million, or 5%, during 1997 when compared to 1996 due primarily to a decrease in economy energy purchases.

         Other operating expenses increased $15.6 million, or 11%, to $157.2 million during 1997 when compared to 1996. The increase is due primarily to costs associated with a canceled transmission project of $10.2 million, the write-off of previously capitalized energy efficiency incentives of $4.2 million and the write-off of obsolete inventory of $1.2 million. Operating expenses were also positively affected by a decrease in pension expenses. See NOTE 5. BENEFIT PLANS for additional information related to changes in the pension plan. Depreciation and amortization expense increased $3.7 million, or 4%, during 1997 when compared to 1996 due primarily to increases in depreciable plant. Taxes, other than income, increased $5.6 million, or 11%, during 1997 when compared to 1996 due primarily to an increase in ad valorem taxes due to higher assessed values and the expiration of a 10-year exemption on one of SWEPCO's power plants.

         Other income and deductions increased $25.2 million for 1997 compared to 1996 due primarily to a one-time charge associated with certain investments for plant sites, engineering studies and lignite reserves of $21.8 million, net of tax, recorded in 1996, and a $1.1 million, net of tax, gain on the sale of lignite properties recorded in 1997.

         Interest expense on long-term debt decreased $3.6 million due to retirement of long-term debt in 1997. Interest expense on short-term debt decreased $2.6 million resulting from decreased short-term debt outstanding. Offsetting these decreases were the distributions on newly-issued Trust Preferred Securities of $5.6 million. See NOTE 10. TRUST PREFERRED SECURITIES for additional information on the new securities.


                                     SWEPCO
                                     2-109

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1996 AND 1995

        Net income for common stock decreased 44% during 1996 to $63.5 million from $113.9 million in 1995. The decrease resulted primarily from increased other operating expenses and a one-time charge associated with certain investments for plant sites, engineering studies and lignite reserves of $21.8 million, net of tax. Increased depreciation and amortization also contributed to the decrease in net income for common stock.

         Total electric operating revenues increased $84.1 million, or 10%, to $920.8 million in 1996 due primarily to a $61 million increase in fuel revenues and a $22 million increase in non-fuel revenues. The increase in fuel revenues was due to higher average unit fuel cost as discussed below. The increase in non-fuel revenues was primarily due to a 3% increase in retail KWH sales resulting from increased customer demand.

         Fuel expense increased 22% to $388.5 million due primarily to a 10% increase in generation and an increase in the average unit cost of fuel from $1.61 per MMbtu in 1995 to $1.76 per MMbtu in 1996. The increase in the average unit cost of fuel is attributable to an increase in the spot market price of natural gas offset in part by a decline in the delivered cost of coal resulting from lower transportation charges as well as purchases of lower priced spot market coal. Purchased power expense increased $8.1 million, or 42%, during 1996 when compared to 1995 due primarily to an increase in economy energy purchases at higher cost per MWH.

         Other operating expenses increased $20.3 million, or 17%, during 1996 when compared to 1995. The increase is due primarily to $4.6 million in restructuring charges, an increase in outside services employed and a $3.0 million increase in factoring costs. The increase in factoring costs resulted from an increase in accounts receivable factored and the correction in 1995 of an error relating to a prior year, partially offset by a decrease in the average interest rate associated with factored receivables. Also contributing to the increase in other operating expense was the write-off of $3.6 million in deferred SFAS 106 costs which SWEPCO began deferring in 1993 pursuant to an order issued by the Arkansas Commission. The order allowed deferral of the difference between OPEB costs recorded under SFAS 106 and OPEB costs paid to retirees for up to five years. The order required such deferrals to be expensed if at the end of five years amortization of such deferrals is not included in rates. Depreciation and amortization expense increased $8.3 million, or 10%, during 1996 when compared to 1995 due primarily to increases in depreciable plant and the completion in 1995 of the amortization of previously expensed inventory and supply items that were credited through amortization to cost of service.

         Taxes, other than income, increased $5.2 million, or 12%, during 1996 when compared to 1995 due primarily to an increase in ad valorem taxes and state franchise taxes. The higher ad valorem taxes resulted primarily from a higher state assessed value in Louisiana and the addition of an HVdc tie in Texas. The state franchise taxes increased due mainly to higher federal taxable income associated with Texas franchise tax. Income tax expense decreased approximately $3.5 million in 1996 due primarily to lower pre-tax income partially offset by prior year tax adjustments recorded in 1995.

         Other income and deductions decreased $25.6 million during 1996 when compared to 1995 due primarily to a one-time charge associated with certain investments for plant sites, engineering studies and lignite reserves of $21.8 million, net of tax.

                                     SWEPCO
                                     2-110

SWEPCO
CONSOLIDATED STATEMENTS OF INCOME
SOUTHWESTERN ELECTRIC POWER COMPANY
----------------------------------------------------------------------------
                                            For the Years Ended December 31,
                                           ---------------------------------
                                              1997        1996        1995
                                           ---------   ---------   ---------
                                                       (thousands)
Electric Operating Revenues
    Residential                             $289,723    $290,020    $278,319
    Commercial                               192,115     189,954     177,135
    Industrial                               263,207     262,878     246,182
    Sales for resale                         146,916     134,836      94,638
    Other                                     47,908      43,098      40,431
                                           ---------   ---------   ---------
                                             939,869     920,786     836,705
                                           ---------   ---------   ---------
Operating Expenses and Taxes
    Fuel                                     382,404     388,450     318,506
    Purchased power                           25,928      27,160      19,077
    Other operating                          157,188     141,542     121,248
    Maintenance                               44,038      43,742      43,320
    Depreciation and amortization             95,228      91,566      83,272
    Taxes, other than income                  55,962      50,373      45,153
    Income taxes                              39,712      39,870      43,353
                                           ---------   ---------   ---------
                                             800,460     782,703     673,929
                                           ---------   ---------   ---------

Operating Income                             139,409     138,083     162,776
                                           ---------   ---------   ---------

Other Income and Deductions
    Charges for investments and plant
      development costs                         (743)    (29,700)         --
    Allowance for equity funds used
      during construction                        934         325       4,290
    Other                                      1,616        (623)       (543)
    Non-operating income taxes                 2,222       8,820         721
                                           ---------   ---------   ---------
                                               4,029     (21,178)      4,468
                                           ---------   ---------   ---------

Income Before Interest Charges               143,438     116,905     167,244
                                           ---------   ---------   ---------

Interest Charges
    Interest on long-term debt                40,440      44,066      44,468
    Distributions on Trust Preferred
      Securities                               5,582          --          --
    Interest on short-term debt and other      5,736       8,381      10,706
    Allowance for borrowed funds used
      during construction                     (1,222)     (2,098)     (5,044)
                                           ---------   ---------   ---------
                                              50,536      50,349      50,130
                                           ---------   ---------   ---------

Net Income                                    92,902      66,556     117,114
    Less: Preferred stock dividends            2,467       3,053       3,244
    Gain on reacquired preferred stock         1,819          --          --
                                           ---------   ---------   ---------
Net Income for Common Stock                  $92,254     $63,503    $113,870
                                           =========   =========   =========





       The accompanying notes to consolidated financial statements are an integral part of these statements.

                                     SWEPCO
                                     2-111

SWEPCO
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
SOUTHWESTERN ELECTRIC POWER COMPANY
---------------------------------------------------------------------------
                                           For the Years Ended December 31,
                                         ----------------------------------
                                            1997         1996        1995
                                         ---------    ---------    --------
                                                     (thousands)

Retained Earnings at Beginning of Year    $321,801     $302,334    $297,462
    Net income for common stock             92,254       63,503     113,870
    Gain/(loss) on reacquisition of
      preferred stock                           (5)         (36)          2
    Deduct:  Common stock dividends         90,000       44,000     109,000
                                         ---------    ---------    --------
Retained Earnings at End of Year          $324,050     $321,801    $302,334
                                         =========    =========    ========





































   The accompanying notes to consolidated financial statements are an integral part of these statements.

                                     SWEPCO
                                     2-112

SWEPCO
CONSOLIDATED BALANCE SHEETS
SOUTHWESTERN ELECTRIC POWER COMPANY
-------------------------------------------------------------------------------
                                                           As of December 31,
                                                        -----------------------
                                                           1997         1996
                                                        ----------   ----------
                                                              (thousands)
ASSETS

  Electric Utility Plant
    Production                                          $1,391,676   $1,407,134
    Transmission                                           456,401      463,425
    Distribution                                           870,378      844,503
    General                                                311,323      283,878
    Construction work in progress                           51,665       45,374
                                                        ----------   ----------
                                                         3,081,443    3,044,314
  Less - Accumulated depreciation                        1,225,865    1,192,356
                                                        ----------   ----------
                                                         1,855,578    1,851,958
                                                        ----------   ----------
Current Assets
    Cash and temporary cash investments                      2,298        1,879
    Accounts receivable                                     81,507       68,140
    Materials and supplies, at average cost                 24,523       29,265
    Fuel inventory                                          26,415       55,775
    Under-recovered fuel costs                              13,013        9,120
    Prepayments and other                                   13,678       13,499
                                                        ----------   ----------
                                                           161,434      177,678
                                                        ----------   ----------

Deferred Charges and Other Assets                           77,734       69,520
                                                        ----------   ----------
                                                        $2,094,746   $2,099,156
                                                        ==========   ==========





















The accompanying notes to consolidated financial statements are an integral part of these statements.

                                     SWEPCO
                                     2-113

SWEPCO
CONSOLIDATED BALANCE SHEETS
SOUTHWESTERN ELECTRIC POWER COMPANY
-------------------------------------------------------------------------
                                                  As of December 31,
                                            -----------------------------
                                               1997               1996
                                            ----------         ----------
CAPITALIZATION AND LIABILITIES                       (thousands)
Capitalization
    Common stock:
             $18 par value
        Authorized:
             7,600,000 shares
        Issued and outstanding:
             7,536,640 shares               $  135,660         $  135,660
    Paid-in capital                            245,000            245,000
    Retained earnings                          324,050            321,801
                                            ----------         ----------
        Total Common Stock Equity              704,710  51%       702,461  52%
                                            ---------- ----    ---------- ----
    Preferred stock
        Not subject to mandatory redemption      4,709             16,032
        Subject to mandatory redemption         25,930             32,464
                                            ----------         ----------
                                                30,639   2%        48,496   4%
    SWEPCO-obligated, mandatorily redeemable
      preferred securities of subsidiary
      trust holding solely Junior
      Subordinated Debentures of SWEPCO        110,000   8%            --  --%
    Long-term debt                             547,751  39%       597,151  44%
                                            ---------- ----    ---------- ----
        Total Capitalization                 1,393,100 100%     1,348,108 100%
                                            ---------- ----    ---------- ----

Current Liabilities
    Long-term debt and preferred stock due
      within twelve months                       3,555              3,760
    Advances from affiliates                    25,175             57,495
    Accounts payable                            73,582             48,826
    Payables to affiliates                      63,583             68,708
    Customer deposits                           14,359             10,497
    Accrued taxes                               12,884             25,241
    Accumulated deferred income taxes            4,594              4,162
    Accrued interest                            13,425             14,782
    Other                                        9,551             27,449
                                            ----------         ----------
                                               220,708            260,920
                                            ----------         ----------
Deferred Credits
    Accumulated deferred income taxes          395,909            372,552
    Investment tax credits                      66,845             71,507
    Income tax related regulatory
      liabilities, net                          10,072             36,106
    Other                                        8,112              9,963
                                            ----------         ----------
                                               480,938            490,128
                                            ----------         ----------

                                            $2,094,746         $2,099,156
                                            ==========         ==========










       The accompanying notes to consolidated financial statements are an integral part of these statements.

                                     SWEPCO
                                     2-114

SWEPCO
CONSOLIDATED STATEMENTS OF CASH FLOWS
SOUTHWESTERN ELECTRIC POWER COMPANY
-----------------------------------------------------------------------------
                                             For the Years Ended December 31,
                                            ---------------------------------
                                               1997        1996        1995
                                            ---------   ---------   ---------
                                                       (thousands)
OPERATING ACTIVITIES
    Net Income                                $92,902     $66,556    $117,114
    Non-cash Items Included in Net Income
        Depreciation and amortization         100,015     101,204      93,624
        Deferred income taxes and
          investment tax credits               (6,907)     (1,881)      1,501
        Charges for investments and assets     16,493      29,590          --
        Inventory reserve                       1,150       1,632          --
    Changes in Assets and Liabilities
        Accounts receivable                   (13,367)    (13,512)       (284)
        Fuel inventory                         29,360      17,501     (11,575)
        Accounts payable                       24,374      12,253      (3,303)
        Payables to affiliates                 (5,125)     16,234      11,735
        Accrued taxes                         (12,357)        (27)     17,844
        Other current liabilities             (17,699)     (3,076)     (5,161)
        Fuel recovery                          (3,893)    (18,043)     (3,277)
        Other                                  (4,458)     (8,506)     (4,706)
                                            ---------   ---------   ---------
                                              200,488     199,925     213,512
                                            ---------   ---------   ---------
INVESTING ACTIVITIES
    Construction expenditures                (108,126)    (92,737)   (105,193)
    Other                                      (4,545)     (7,510)     (9,437)
                                            ---------   ---------   ---------
                                             (112,671)   (100,247)   (114,630)
                                            ---------   ---------   ---------
FINANCING ACTIVITIES
    Proceeds from sale of long-term debt           --      79,346          --
    Reacquisition of long-term debt                --     (83,334)         --
    Redemption of preferred stock             (16,043)     (1,236)     (1,198)
    Proceeds from issuance of Trust
      Preferred Securities                    106,231          --          --
    Retirement of long-term debt              (52,600)     (3,901)     (3,600)
    Change in advances from affiliates        (32,320)    (43,734)     19,360
    Payment of dividends                      (92,666)    (46,642)   (113,038)
                                            ---------   ---------   ---------
                                              (87,398)    (99,501)    (98,476)
                                            ---------   ---------   ---------

Net Change in Cash and Cash Equivalents           419         177         406
Cash and Cash Equivalents at Beginning
  of Year                                       1,879       1,702       1,296
                                            ---------   ---------   ---------
Cash and Cash Equivalents at End of Year       $2,298      $1,879      $1,702
                                            =========   =========   =========

SUPPLEMENTARY INFORMATION
    Interest paid less amounts
      capitalized (includes distributions
      on Trust Preferred Securities)          $49,847     $53,231     $46,243
                                            =========   =========   =========
    Income taxes paid                         $57,715     $35,549     $28,079
                                            =========   =========   =========



   The accompanying notes to consolidated financial statements are an integral part of these statements.

                                     SWEPCO
                                     2-115

SWEPCO
CONSOLIDATED STATEMENTS OF CAPITALIZATION
SOUTHWESTERN ELECTRIC POWER COMPANY
-------------------------------------------------------------------------------
                                                           As of December 31,
                                                        -----------------------
                                                           1997         1996
                                                        ----------   ----------
                                                              (thousands)
COMMON STOCK EQUITY                                       $704,710     $702,461
                                                        ----------   ----------

PREFERRED STOCK
Cumulative $100 Par Value, Authorized 1,860,000 shares
                                       Current
                      Number of Shares Redemption
Series                Outstanding      Price
------------------------------------------------------
Not Subject to Mandatory Redemption
  5.00%                 37,749         $109.00               3,775        7,500
  4.65%                  1,908         $102.75                 191        2,500
  4.28%                  7,386         $103.90                 739        6,000
Premium                                                          4           32
                                                        ----------   ----------
                                                             4,709       16,032
                                                        ----------   ----------
Subject to Mandatory Redemption
  6.95%                274,010         $102.32              27,401       34,000
Issuance Expense                                              (271)        (336)
Amount to be redeemed within one year                       (1,200)      (1,200)
                                                        ----------   ----------
                                                            25,930       32,464
                                                        ----------   ----------
                                                            30,639       48,496
                                                        ----------   ----------
TRUST PREFERRED SECURITIES
    SWEPCO-obligated, mandatorily redeemable
      preferred securities of subsidiary
      trust holding solely Junior Subordinated
      Debentures of SWEPCO, 7.875%, due April 30, 2037     110,000           --
                                                        ----------   ----------

LONG-TERM DEBT
First Mortgage Bonds
    Series V, 7 3/4%, due June 1, 2004                      40,000       40,000
    Series W, 6 1/8%, due September 1, 1999                 40,000       40,000
    Series X, 7%, due September 1, 2007                     90,000       90,000
    Series Y, 6 5/8%, due February 1, 2003                  55,000       55,000
    Series Z, 7 1/4%, due July 1, 2023                      45,000       45,000
    Series AA, 5 1/4%, due April 1, 2000                    45,000       45,000
    Series BB, 6 7/8%, due October 1, 2025                  80,000       80,000
    1976 Series A, 6.20%, due November 1, 2006*
      (Siloam Springs)                                       6,230        6,375
    1976 Series B, 6.20%, due November 1, 2006*
      (Siloam Springs)                                       1,000        1,000
Installment Sales Agreements - PCRBs
    1978 Series A, 6%, due January 1, 2008 (Titus County)   14,420       14,420
    1991 Series A, 8.2%, due August 1, 2011
      (Titus County)                                        17,125       17,125
    1991 Series B, 6.9%, due November 1, 2004
      (Titus County)                                        12,290       12,290
    Series 1992, 7.6%, due January 1, 2019 (DeSoto)         53,500       53,500
    Series 1996, 6.1%, due April 1, 2018 (Sabine)           81,700       81,700
Bank Loan, Variable Rate, due June 15, 2000                     --       50,000
Railcar lease obligations                                    7,759       10,242
Unamortized discount and premium                               955          903
Unamortized costs of reacquired debt                       (39,873)     (42,844)
Amount to be redeemed within one year                       (2,355)      (2,560)
                                                        ----------   ----------
                                                           547,751      597,151
                                                        ----------   ----------
TOTAL CAPITALIZATION                                    $1,393,100   $1,348,108
                                                        ==========   ==========

*Obligations incurred in connection with the sale by public authorities of tax-exempt PCRBs.

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                                     SWEPCO
                                     2-116

SOUTHWESTERN ELECTRIC POWER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

4.      INCOME TAXES
        See CSW's NOTE 4.

5.      BENEFIT PLANS
        See CSW's NOTE 5.

6.      JOINTLY OWNED ELECTRIC UTILITY PLANT
        See CSW's NOTE 6.

7.      FINANCIAL INSTRUMENTS
        See CSW's NOTE 7.

8.      LONG-TERM DEBT
        See CSW's NOTE 8.

9.      PREFERRED STOCK
        See CSW's NOTE 9.

10.     TRUST PREFERRED SECURITIES
        See CSW's NOTE 10.

11.     SHORT-TERM FINANCING
        See CSW's NOTE 11.

12.     STOCK BASED COMPENSATION PLANS
        See CSW's NOTE 13.


                                     SWEPCO
                                     2-117

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF SOUTHWESTERN ELECTRIC POWER
COMPANY:

         We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Southwestern Electric Power Company (a Delaware corporation and a wholly owned subsidiary of Central and South West Corporation) and subsidiary company as of December 31, 1997 and 1996, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of Southwestern Electric Power Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southwestern Electric Power Company and subsidiary company as of December 31, 1997 and 1996, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental Exhibit 12 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This exhibit has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



Arthur Andersen LLP

Dallas, Texas
February 16, 1998


                                     SWEPCO
                                     2-118

REPORT OF MANAGEMENT

         Management is responsible for the preparation, integrity and objectivity of the consolidated financial statements of Southwestern Electric Power Company and its subsidiary company as well as other information contained in this Annual Report. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles applied on a consistent basis and, in some cases, reflect amounts based on the best estimates and judgments of management, giving due consideration to materiality. Financial information contained elsewhere in this Annual Report is consistent with that in the financial statements.

         The financial statements have been audited by SWEPCO's independent public accountants who were given unrestricted access to all financial records and related data, including minutes of all meetings of shareholders, the board of directors and committees of the board. SWEPCO and its subsidiary believe that representations made to the independent public accountants during their audit were valid and appropriate. The report of independent public accountants is presented elsewhere in this report.

         SWEPCO, together with its subsidiary, maintains a system of internal controls to provide reasonable assurance that transactions are executed in accordance with management's authorization, that the consolidated financial statements are prepared in accordance with generally accepted accounting principles and that the assets of the companies are properly safeguarded against unauthorized acquisition, use or disposition. The system includes a documented organizational structure and division of responsibility, established policies and procedures including a policy on ethical standards which provides that SWEPCO will maintain the highest legal and ethical standards, and the careful selection, training and development of our employees.

         Internal auditors continuously monitor the effectiveness of the internal control system following standards established by the Institute of Internal Auditors. Actions are taken by management to respond to deficiencies as they are identified. The board, operating through its audit committee, which is comprised entirely of directors who are not officers or employees of SWEPCO or its subsidiary provides oversight to the financial reporting process.

         Due to the inherent limitations in the effectiveness of internal controls, no internal control system can provide absolute assurance that errors will not occur. However, management strives to maintain a balance, recognizing that the cost of such a system should not exceed the benefits derived.

         SWEPCO and its subsidiary believe that, in all material respects, their system of internal controls over financial reporting and over safeguarding of assets against unauthorized acquisition, use or disposition functioned effectively as of December 31, 1997.




Michael D. Smith                                             R. Russell Davis
President - SWEPCO                                           Controller - SWEPCO


                                     SWEPCO
                                     2-119

                          WEST TEXAS UTILITIES COMPANY













                                      WTU
                                     2-120

SELECTED FINANCIAL DATA

         The following selected financial data for each of the five years ended December 31 is provided to highlight significant trends in the financial condition and results of operations for WTU. Certain financial statement items for prior years have been reclassified to conform to the most recent period presented.

                       ---------------------------------------------------------
                          1997       1996 (1)     1995       1994       1993 (2)
                                       (thousands, except ratios)
INCOME STATEMENT DATA
Revenues                $397,778    $377,057    $319,835    $342,991    $345,445
Income before cumulative
 effect of changes in
 changes in accounting
 principles               21,461      16,571      34,530      37,366      26,517
Net income for common     22,402      16,307      34,266      36,914      29,329
 stock
BALANCE SHEET DATA
Assets                   802,148     810,379     815,614     771,977     754,443
Long-term obligations    278,640     275,070     273,245     210,047     176,882
Capitalization ratios
   Common stock equity       48%         48%         49%         56%         59%
   Preferred stock           --            1           1           1           1
   Long-term debt             52          51          50          43          40

Ratio of earnings to        2.21        2.05        2.63        3.37        2.79
 fixed charges
 (SEC Method) (3)

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


                                      WTU
                                     2-121

WEST TEXAS UTILITIES COMPANY
RESULTS OF OPERATIONS

         Reference is made to WTU's Financial Statements and related Notes to Financial Statements and Selected Financial Data. The information contained therein should be read in conjunction with, and is essential to understanding, the following discussion and analysis.


COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997 AND 1996

         Net income for common stock increased 37% during 1997 to $22.4 million from $16.3 million in 1996. The increase resulted primarily from the absence of a one-time charge incurred in 1996 associated with certain investments for plant sites, engineering studies, and lignite reserves of approximately $10.9 million, net of tax, and the gain on reacquisition of preferred stock of $1.1 million recognized in 1997.

         Electric operating revenues increased $20.7 million, or 6%, in 1997 when compared to 1996. The increase was due primarily to a $16.0 million increase in transmission revenues as a result of the January 1997 implementation of open access tariffs in accordance with FERC Order No. 888 and the Texas Commission rules regarding transmission access and pricing. Also contributing to the increase was a 4% increase in total MWH sales. The impact on net income of the transmission revenues was offset by a corresponding increase of $17.2 million in transmission expense related to these transmission activities. Also contributing to the increase was $2.8 million in additional fuel revenues due to higher purchased power expense as discussed below.

         Fuel expense decreased $12.9 million, or 10%, for 1997 compared to 1996 due to lower-priced spot market coal and a 16% decrease in natural gas generation. This decrease was also reflected by a decline in the average unit cost of fuel to $1.98 per MMbtu in 1997 from $2.02 per MMbtu in 1996. Purchased power expenses increased $18.7 million for 1997 as compared to 1996, primarily as a result of additional economy purchases at a higher cost per MWH.

         Other operating expense increased $26.7 million, or 40%, for 1997 compared to 1996 due primarily to a $17.2 million increase in transmission expenses as a result of the Texas Commission rules regarding transmission access and pricing. Also contributing to the increase was a $5.2 million write-off of previously capitalized demand side management energy efficiency incentives and the write-off of obsolete inventory for $1.5 million. Partially offsetting the increase in other operating expense was a decrease in pension expense for 1997 compared to 1996. See NOTE 5. BENEFIT PLANS for additional information related to changes in the pension plan. Depreciation and amortization increased $1.8 million, or 4.6%, as a result of an increase in depreciable plant. Taxes, other than income increased $1.3 million due to changes in ad valorem, local franchise, and gross receipt taxes. Income taxes decreased $5.8 million in 1997 compared to 1996 due primarily to lower taxable income in 1997 and timing differences. Other income and deductions increased $11.4 million for 1997 compared to 1996 as a result of the absence in 1997 of a one-time charge incurred in 1996 associated with certain investments for plant sites, engineering studies, and lignite reserves of $10.9 million, net of tax.


COMPARISON OF THE YEARS ENDED DECEMBER 31, 1996 AND 1995

         Net income for common stock decreased 52% during 1996 to $16.3 million from $34.2 million in 1995. The decrease resulted primarily from a one-time charge associated with certain investments for plant sites, engineering studies and lignite reserves of $10.9 million, net of tax.

         Electric operating revenues increased $57.2 million in 1996 when compared to the prior year. The increase was attributable primarily to an increase in fuel revenues as well as a one-time $21 million base rate refund

                                      WTU
                                     2-122
made pursuant to the WTU 1995 Stipulation and Agreement. Also contributing to the variance was a $14.3 million increase in non-fuel revenues resulting from a 5% increase in KWH sales due to additional weather-related demand as well as increased customer demand. Partially offsetting this increase in non-fuel revenues was a $6.0 million reduction reflecting the lower rates implemented in accordance with the WTU 1995 Stipulation and Agreement.

         Fuel expense was $132.0 million in 1996, which represented an increase of 7% when compared to 1995 fuel expense of $123.7 million. The increase was primarily attributable to a 10% increase in average unit fuel costs from $1.83 per MMbtu in 1995 to $2.02 per MMbtu in 1996 due largely to higher spot gas market prices. The increase was partially offset by lower coal costs resulting from resolution of coal transportation litigation as well as purchases of lower priced spot market coal. Purchased power expenses increased approximately $20.8 million during 1996 when compared with 1995, primarily as a result of increased economy energy purchases at a higher cost per MWH.

         Other operating expense increased $3.3 million during 1996 when compared to 1995. The increase was primarily due to increased expenses associated with regulatory activity, increased employee-related expenses, increased expenses associated with accounts receivable factoring due to higher revenues, and the amortization of a regulatory asset for rate case expenses in accordance with the WTU 1995 Stipulation and Agreement. Depreciation and amortization expense increased $6.5 million during 1996 when compared to the prior year due primarily to the accelerated amortization of Oklaunion deferred costs and amortization of a regulatory asset for restructuring costs, both in accordance with the WTU 1995 Stipulation and Agreement. Also contributing to the increase were additions to depreciable property. Income taxes increased approximately $9.8 million when compared with 1995 due primarily to a reduction of $6.9 million of deferred income taxes in accordance with the WTU 1995 Stipulation and Agreement recorded in 1995 and prior year tax adjustments recorded in 1996. During 1996, the CSW System began implementation of organizational and executive changes. Although implementation will not be complete until early 1997, WTU recorded its portion of the estimated cost of the implementation, $1.8 million, during 1996. In 1995, WTU established a $13.2 million regulatory asset for previously expensed restructuring costs in accordance with the WTU 1995 Stipulation and Agreement

         Other income and deductions decreased $9.8 million in 1996 due primarily to a one-time charge associated with certain investments for plant sites, engineering studies and lignite reserves of $10.9 million, net of tax.

                                      WTU
                                     2-123

WTU
STATEMENTS OF INCOME
WEST TEXAS UTILITIES COMPANY
---------------------------------------------------------------------------
                                          For the Years Ended December 31,
                                        -----------------------------------
                                           1997         1996         1995
                                        ---------    ---------    ---------
                                                    (thousands)
Electric Operating Revenues
    Residential                          $124,578     $124,214     $114,269
    Commercial                             73,196       72,422       66,363
    Industrial                             56,928       52,375       51,443
    Sales for resale                       88,814       88,921       73,905
    Other                                  54,262       39,125       13,855
                                        ---------    ---------    ---------
                                          397,778      377,057      319,835
                                        ---------    ---------    ---------
Operating Expenses and Taxes
    Fuel                                  119,158      132,034      123,723
    Purchased power                        50,493       31,803       10,998
    Other operating                        93,796       67,060       63,727
    Restructuring charges                      --        1,809      (13,582)
    Maintenance                            14,013       14,122       13,931
    Depreciation and amortization          41,592       39,755       33,290
    Taxes, other than income               24,669       23,402       22,720
    Income taxes                            9,490       15,338        5,542
                                        ---------    ---------    ---------
                                          353,211      325,323      260,349
                                        ---------    ---------    ---------
Operating Income                           44,567       51,734       59,486
                                        ---------    ---------    ---------

Other Income and Deductions
    Charges for investments and
      plant development costs                  --      (14,949)          --
    Allowance for equity funds
      used during construction                227          423          378
    Other                                     766          210        1,101
    Non-operating income taxes                471        4,394       (1,564)
                                        ---------    ---------    ---------
                                            1,464       (9,922)         (85)
                                        ---------    ---------    ---------
Income Before Interest Charges             46,031       41,812       59,401
                                        ---------    ---------    ---------

Interest Charges
    Interest on long-term debt             20,352       21,169       21,413
    Interest on short-term debt
      and other                             4,911        4,925        4,111
    Allowance for borrowed funds
      used during construction               (693)        (853)        (653)
                                        ---------    ---------    ---------
                                           24,570       25,241       24,871
                                        ---------    ---------    ---------

Net Income                                 21,461       16,571       34,530
    Less: Preferred stock dividends           144          264          264
    Gain on Reaquired Preferred Stock       1,085           --           --
                                        ---------    ---------    ---------
Net Income for Common Stock               $22,402      $16,307      $34,266
                                        =========    =========    =========











       The accompanying notes to financial statements are an integral part of these statements.

                                      WTU
                                     2-124

WTU
STATEMENTS OF RETAINED EARNINGS
WEST TEXAS UTILITIES COMPANY
-----------------------------------------------------------------------------
                                              For the Years Ended December 31,
                                               ------------------------------
                                                 1997       1996       1995
                                               --------   --------   --------
                                                         (thousands)

Retained Earnings at Beginning of Year         $123,077   $125,770   $132,504
    Net income for common stock                  22,402     16,307     34,266
    Deduct:  Common stock dividends              26,000     19,000     41,000
                                               --------   --------   --------
Retained Earnings at End of Year               $119,479   $123,077   $125,770
                                               ========   ========   ========









































     The accompanying notes to financial statements are an integral part of these statements.

                                      WTU
                                     2-125

WTU
BALANCE SHEETS
WEST TEXAS UTILITIES COMPANY
-------------------------------------------------------------------------------
                                                           As of December 31,
                                                        -----------------------
                                                           1997         1996
                                                        ----------   ----------
                                                              (thousands)
ASSETS

  Electric Utility Plant
    Production                                            $417,849     $417,467
    Transmission                                           208,905      200,688
    Distribution                                           363,911      347,328
    General                                                104,026       92,622
    Construction work in progress                           14,154       30,036
                                                        ----------   ----------
                                                         1,108,845    1,088,141
  Less - Accumulated depreciation                          441,281      414,777
                                                        ----------   ----------
                                                           667,564      673,364
                                                        ----------   ----------
Current Assets
    Cash                                                       811          664
    Receivables from affiliates                             19,802           --
    Accounts receivable                                     10,570       24,123
    Materials and supplies, at average cost                 14,246       15,966
    Fuel inventory                                          12,471       16,674
    Accumulated deferred income taxes                           --        1,079
    Under-recovered fuel costs                              11,968        8,961
    Prepayments and other                                    4,006        1,331
                                                        ----------   ----------
                                                            73,874       68,798
                                                        ----------   ----------
Deferred Charges and Other Assets
    Deferred Oklaunion costs                                18,637       22,365
    Restructuring costs                                      8,966       10,854
    Other                                                   33,107       34,998
                                                        ----------   ----------
                                                            60,710       68,217
                                                        ----------   ----------

                                                          $802,148     $810,379
                                                        ==========   ==========


















       The accompanying notes to financial statements are an integral part of these statements.

                                      WTU
                                     2-126

WTU
BALANCE SHEETS
WEST TEXAS UTILITIES COMPANY
---------------------------------------------------------------------
                                                As of December 31,
                                            -------------------------
                                              1997             1996
                                            --------         --------
CAPITALIZATION AND LIABILITIES                     (thousands)
Capitalization
    Common stock:   $25 par value
        Authorized:  7,800,000 shares
        Issued and outstanding:
                     5,488,560 shares       $137,214         $137,214
    Paid-in capital                            2,236            2,236
    Retained earnings                        119,479          123,077
                                            --------         --------
        Total Common Stock Equity            258,929  48%     262,527  48%
                                            -------- ----    -------- ----

    Preferred stock                            2,483  --%       6,291   1%
    Long-term debt                           278,640  52%     275,070  51%
                                            -------- ----    -------- ----
        Total Capitalization                 540,052 100%     543,888 100%
                                            -------- ----    -------- ----

Current Liabilities
    Advances from affiliates                      --           14,833
    Payables to affiliates                    21,569           13,578
    Accounts payable                          15,419           19,669
    Accrued taxes                             11,375           13,463
    Accumulated deferred income taxes            203               --
    Accrued interest                           4,525            5,403
    Other                                      3,859            4,124
                                            --------         --------
                                              56,950           71,070
                                            --------         --------
Deferred Credits
    Accumulated deferred income taxes        149,346          144,146
    Investment tax credits                    27,918           29,239
    Income tax related regulatory
      liabilities, net                         9,482           16,918
    Other                                     18,400            5,118
                                            --------         --------
                                             205,146          195,421
                                            --------         --------

                                            $802,148         $810,379
                                            ========         ========


















              The accompanying notes to financial statements are an
                       integral part of these statements.

                                      WTU
                                     2-127

WTU
STATEMENTS OF CASH FLOWS
WEST TEXAS UTILITIES COMPANY
------------------------------------------------------------------------------
                                               For the Years Ended December 31,
                                              --------------------------------
                                                1997        1996        1995
                                              --------   ---------   ---------
                                                        (thousands)
OPERATING ACTIVITIES
    Net Income                                 $21,461     $16,571     $34,530
    Non-cash Items Included in Net Income
        Depreciation and amortization           43,138      41,342      34,382
        Deferred income taxes and investment
          tax credits                           (2,275)      4,397         650
        Charges for investments and assets       5,296      14,905          --
        Inventory Reserve                        1,498         809          --
        Regulatory asset established for
          previously incurred restructuring
          charges                                   --          --     (13,213)
    Changes in Assets and Liabilities
        Accounts receivable                     13,553       4,800      (5,758)
        Fuel inventory                           4,203      (2,848)      1,845
        Accounts payable                        (4,182)        584      (4,922)
        Payables to affiliates                   7,991       5,334       3,697
        Accrued taxes                           (2,088)        281       5,730
        Fuel recovery                           (3,007)    (11,917)      2,474
        Refunds due customers                       --      (1,811)      1,812
        Other deferred credits                  13,284      (5,482)     (1,039)
        Other                                   (3,626)      3,798      (6,848)
                                              --------   ---------   ---------
                                                95,246      70,763      53,340
                                              --------   ---------   ---------
INVESTING ACTIVITIES
    Construction expenditures                  (31,817)    (42,453)    (44,076)
    Other                                          261      (1,795)     (2,517)
                                              --------   ---------   ---------
                                               (31,556)    (44,248)    (46,593)
                                              --------   ---------   ---------
FINANCING ACTIVITIES
    Proceeds from issuance of
      long-term debt                                --      43,256     118,376
    Reacquisition of long-term debt                 --     (45,639)    (59,082)
    Redemption of preferred stock               (2,724)         --          --
    Payment of dividends                       (26,184)    (19,198)    (41,330)
    Change in advances from affiliates         (14,833)     (4,987)    (26,495)
                                              --------   ---------   ---------
                                               (43,741)    (26,568)     (8,531)
                                              --------   ---------   ---------

Net Change in Cash and Cash Equivalents         19,949         (53)     (1,784)
Cash and Cash Equivalents at Beginning
  of Year                                          664         717       2,501
                                              --------   ---------   ---------
Cash and Cash Equivalents at End of Year       $20,613        $664        $717
                                              ========   =========   =========

SUPPLEMENTARY INFORMATION
    Interest paid less amounts
      capitalized                              $19,659     $20,248     $20,496
                                              ========   =========   =========
    Income taxes paid                          $15,710      $6,295      $8,399
                                              ========   =========   =========





         The accompanying notes to financial statements are an integral part of these statements.

                                      WTU
                                     2-128

WTU
Statements of Capitalization
West Texas Utilities Company
------------------------------------------------------------------------------
                                                          As of December 31,
                                                       -----------------------
                                                         1997           1996
                                                       --------       --------
                                                             (thousands)
COMMON STOCK EQUITY                                    $258,929       $262,527
                                                       --------       --------

PREFERRED STOCK
Cumulative $100 Par Value, Authorized
  810,000 shares
                 Number            Current
                 of Shares         Redemption
Series           Outstanding       Price
---------------------------------------------

  4.40%            23,675           $107.00               2,368          6,000
Premium                                                     115            291
                                                       --------       --------
                                                          2,483          6,291
                                                       --------       --------


LONG-TERM DEBT
First Mortgage Bonds
    Series P, 7 3/4%, due June 1, 2007                   25,000         25,000
    Series Q, 6 7/8%, due October 1, 2002                35,000         35,000
    Series R, 7%, due October 1, 2004                    40,000         40,000
    Series S, 6 1/8%, due February 1, 2004               40,000         40,000
    Series T, 7 1/2%, due April 1, 2000                  40,000         40,000
    Series U, 6 3/8%, due October 1, 2005                80,000         80,000
Installment Sales Agreements - PCRBs
    Series 1996, 6%, due June 1,  2020 (Red River)       44,310         44,310
Unamortized discount                                       (960)        (1,128)
Unamortized costs of reacquired debt                    (24,710)       (28,112)
                                                       --------       --------
                                                        278,640        275,070
                                                       --------       --------

TOTAL CAPITALIZATION                                   $540,052       $543,888
                                                       ========       ========

















     The accompanying notes to financial statements are an integral part of these statements.

                                      WTU
                                     2-129

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

4.      INCOME TAXES
        See CSW's NOTE 4.

5.      BENEFIT PLANS
        See CSW's NOTE 5.

6.      JOINTLY OWNED ELECTRIC UTILITY PLANT
        See CSW's NOTE 6.

7.      FINANCIAL INSTRUMENTS
        See CSW's NOTE 7.

8.      LONG-TERM DEBT
        See CSW's NOTE 8.

9.      PREFERRED STOCK
        See CSW's NOTE 9.

10.     SHORT-TERM FINANCING
        See CSW's NOTE 11.

11.     STOCK BASED COMPENSATION PLANS
        See CSW's NOTE 13.






                                      WTU
                                     2-130

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF WEST TEXAS UTILITIES COMPANY:
     We have audited the accompanying balance sheets and statements of capitalization of West Texas Utilities Company (a Texas corporation and a wholly owned subsidiary of Central and South West Corporation) as of December 31, 1997 and 1996, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of West Texas Utilities Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Texas Utilities Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental Exhibit 12 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This exhibit has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Dallas, Texas
February 16, 1998





                                      WTU
                                     2-131

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

     WTU believes that, in all material respects, its system of internal controls over financial reporting and over safeguarding of assets against unauthorized acquisition, use or disposition functioned effectively as of December 31, 1997.

Paul J. Brower                                               R.Russell Davis
General Manager/President - WTU                              Controller - WTU





                                      WTU
                                     2-132

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           CSW      None.
           CPL      None.
           PSO      None.
           SWEPCO   None.
           WTU      None.



                                     2-133

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS.

         CSW has filed with the SEC its Joint Proxy Statement relating to its 1998 Annual Meeting of Stockholders. The information required by ITEM 10, other than with respect to certain information regarding the executive officers of CSW which is included in ITEM 1-BUSINESS, is hereby incorporated by reference herein from the CSW MEETING - ADDITIONAL MATTERS of the Joint Proxy Statement.

         (A) Directors of each of the U.S. Electric Operating Companies, together with certain information with respect to each of them, are listed below.

      Name, Age, Principal                                             Year
  Occupation, Business Experience                                   First Became
     and Other Directorships                                          Director
--------------------------------------------------------------------------------

CPL

JOHN F. BRIMBERRY                         AGE - 65                     1995
Chief Executive Officer Professional Insurance Agents, Inc.,
Victoria, Texas.

E. R. BROOKS                              AGE - 60                     1991
Chairman and CEO of CSW since 1991. Director of CSW and each of its subsidiaries. President of CSW from 1991 to 1997. Director of Hubbell, Inc., Orange, Connecticut. Trustee of Baylor Health Care
Center, Dallas, Texas and Hardin-Simmons University, Abilene, Texas.

GLENN FILES                               AGE - 50                     1996
Senior Vice President of CSW since 1996. President and CEO of WTU from 1992 to 1996.

RUBEN M. GARCIA                           AGE - 66                     1981
President and Chief Executive Officer of Modern Construction Inc.
and Modern Machine Shop, Inc., Laredo, Texas.

ALPHONSO R. JACKSON                       AGE - 51                     1998
President of CSW-Texas since 1998.  Vice President of CSW Energy,
Inc., from 1996 to 1997. President and CEO of The Housing Authority of the City of Dallas, Texas, from 1989 to 1996. Director of Chase
Bank of Texas N.A., Dallas, Texas.

ROBERT A. McALLEN                         AGE - 63                     1983
Robert A. McAllen, Insurance Agency, Weslaco, Texas.

PETE MORALES, JR.                         AGE - 57                     1990
President of Morales Feed Lots, Inc., Devine, Texas.

                                      3-1

      Name, Age, Principal                                             Year
  Occupation, Business Experience                                   First Became
     and Other Directorships                                          Director
--------------------------------------------------------------------------------

H. LEE RICHARDS                           AGE - 64                     1987
Chairman of the Board of Hygeia Dairy Company, Harlingen, Texas.

J. GONZALO SANDOVAL                       AGE - 49                     1992
President and General Manager of CPL since February 1998.  General
Manager of CPL since 1996.  Vice President, Operations and
Engineering of CPL from 1993 to 1996.  Vice President, Regional
Operations of CPL from 1992 to 1993.

GERALD E. VAUGHN                          AGE - 55                     1993
Vice President, Nuclear of CSW Services since 1994.  Vice
President, Nuclear Affairs of CPL from 1993 to 1994.  Vice
President for Shearon Harris Nuclear Plant from 1992 to 1993.
Chairman for the STPNOC since its formation in September 1997.

       Each of the directors and executive officers of CPL is elected to hold office until the first meeting of CPL's Board of Directors after the 1998 Annual Meeting of Stockholders. CPL's 1998 Annual Meeting of Stockholders is presently scheduled to be held on April 17, 1998. All outside directors have engaged in their principal occupations listed above for a period of more than five years, unless otherwise indicated.


PSO

E. R. BROOKS                              AGE - 60                     1991
Chairman and CEO of CSW since 1991. Director of CSW and each of its subsidiaries. President of CSW from 1991 to 1997. Director of Hubbell, Inc., Orange, Connecticut. Trustee of Baylor Health Care
Center, Dallas, Texas and Hardin-Simmons University, Abilene, Texas.

T. D. CHURCHWELL                          AGE - 53                     1996
President of PSO since 1996. Executive Vice President, Operations and Engineering of WTU from 1995 to 1996. Executive Vice President of WTU from 1993 to 1995. Vice President, Corporate Services of
CSW Services from 1991 to 1993.

HARRY A. CLARKE                           AGE - 69                     1972
General Partner and President of HAC Investments, Afton, Oklahoma.

GLENN FILES                               AGE - 50                     1996
Senior Vice President of CSW since 1996. President and CEO of WTU from 1992 to 1996.

PAUL K. LACKEY, JR.                       AGE - 54                     1992
Chief of Staff for the Governor of the State of Oklahoma, since 1997. Secretary of Health and Human Services, Executive Director of the
Office of Juvenile Affairs, State of Oklahoma, from 1995 to 1997.
Consultant, Flint Industries, Inc., a construction, electronics manufacturing, and environmental services company, Tulsa, Oklahoma during a portion of 1995. President, Flint Industries, Inc., from 1986 to 1995. Advisory Director of Bank IV-Tulsa, Tulsa, Oklahoma.

                                      3-2

      Name, Age, Principal                                             Year
  Occupation, Business Experience                                   First Became
     and Other Directorships                                          Director
--------------------------------------------------------------------------------

PAULA MARSHALL-CHAPMAN                    AGE - 44                     1991
Chief Executive Officer of Bama Companies, a baked goods produce company, Tulsa, Oklahoma.

WILLIAM R. McKAMEY                        AGE - 51                     1993
General Manager of PSO since 1996. Vice President, Marketing and Business Development of PSO from 1993 to 1996. Director of
Marketing and Business Development of CSW from 1992 to 1993.

DR. ROBERT B. TAYLOR, JR.                 AGE - 69                     1975
Dentist, Okmulgee, Oklahoma.

         Each of the directors and executive officers of PSO is elected to hold office until the first meeting of PSO's Board of Directors after the 1998 Annual Meeting of Stockholders. PSO's 1998 Annual Meeting of Stockholders is presently scheduled to be held on April 22, 1998. All outside directors have engaged in their principal occupations listed above for a period of more than five years, unless otherwise indicated.


SWEPCO

E. R. BROOKS                              AGE - 60                     1991
Chairman and CEO of CSW since 1991. Director of CSW and each of its subsidiaries. President of CSW from 1991 to 1997. Director of Hubbell, Inc., Orange, Connecticut. Trustee of Baylor Health Care
Center, Dallas, Texas and Hardin-Simmons University, Abilene, Texas.

JAMES E. DAVISON                          AGE - 60                     1993
President and CEO of Davison Terminal Services, Inc.  President and
CEO of Davison Motor Company, Inc.  President and CEO of Davison
Insurance Company, Inc. All of the above entities are located in Ruston, Louisiana. Director of Bank One, Louisiana, Baton Rouge,
Louisiana.

GLENN FILES                               AGE - 50                     1996
Senior Vice President of CSW since 1996. President and CEO of WTU from 1992 to 1996.

DR. FREDERICK E. JOYCE                    AGE - 63                     1990
President of Chappell-Joyce Pathology Association, P.A., Texarkana,
Texas. President of Doctors Diagnostic Laboratory, Inc., Texarkana,
Texas. Director of State First National Bank, Texarkana, Arkansas. Director of First Commercial Corporation, Little Rock, Arkansas.

JOHN M. LEWIS                             AGE - 58                     1997
Chairman and Chief Executive Officer of The Bank of Fayetteville,
Fayetteville, Arkansas.

                                      3-3

      Name, Age, Principal                                             Year
  Occupation, Business Experience                                   First Became
     and Other Directorships                                          Director
--------------------------------------------------------------------------------

KAREN C. MARTIN                           AGE - 37                     1996
General Manager of SWEPCO since 1996.  Director of Regulatory
Services at CSW from 1995 to 1996.  Administrative Director of the
El Paso Transition Team at CSW from 1993 to 1995.  Director of
Audits at SWEPCO from 1992 to 1993.

WILLIAM C. PEATROSS                       AGE - 54                     1990
President and CEO of United Title of Louisiana, Inc. Director of
Deposit Guaranty Bank.  Both entities are located in Shreveport,
Louisiana.

MAXINE P. SARPY                           AGE - 58                     1996
Vice President and Office Manager for Sarpy Medical Clinic;
Shreveport, Louisiana.

MICHAEL D. SMITH                          AGE - 46                     1996
President of SWEPCO since 1996.  Vice President of Mergers and
Acquisitions at CSW from 1995 to 1996.  Vice President of CSW
Corporate Services from 1993 to 1995.  Controller of CSW from
1990 to 1993.


         Each of the directors and executive officers of SWEPCO is elected to hold office until the first meeting of SWEPCO's Board of Directors after the 1998 Annual Meeting of Stockholders. SWEPCO's 1998 Annual Meeting of Stockholders is presently scheduled to be held on April 8, 1998. All outside directors have engaged in their principal occupations listed above for a period of more than five years, unless otherwise indicated.


WTU

E. R. BROOKS                              AGE - 60                     1991
Chairman and CEO of CSW since 1991. Director of CSW and each of its subsidiaries. President of CSW from 1991 to 1997. Director of Hubbell, Inc., Orange, Connecticut. Trustee of Baylor Health Care
Center, Dallas, Texas and Hardin-Simmons University, Abilene, Texas.

PAUL J. BROWER                            AGE - 49                     1991
President and General Manager of WTU since 1998. General Manager of WTU since 1996. Vice President, Marketing and Business
Development of WTU from 1991 to 1996.

GLENN FILES                               AGE - 50                     1996
Senior Vice President of CSW since 1996. President and CEO of WTU from 1992 to 1996.

ALPHONSO R. JACKSON                       AGE - 51                     1998
President of CSW-Texas since 1998.  Vice President of CSW Energy,
Inc., from 1996 to 1997.  President and CEO of The Housing
Authority of the City of Dallas, Texas, from 1989 to 1996. Director of Chase Bank of Texas N.A., Dallas, Texas.

                                      3-4

      Name, Age, Principal                                             Year
  Occupation, Business Experience                                   First Became
     and Other Directorships                                          Director
--------------------------------------------------------------------------------

TOMMY MORRIS                              AGE - 63                     1976
President of The Tommy Morris Agency, an independent insurance and investment agency, Abilene, Texas.

DIAN G. OWEN                              AGE - 58                     1994
Corporate Executive/Founder of Owen Healthcare, Inc., hospital pharmacy management company services, Abilene, Texas.

JAMES M. PARKER                           AGE - 67                     1987
President and CEO of J. M. Parker and Associates, Inc., an investment company, Abilene, Texas. Director of First Financial
Bankshares, Inc. and First National Bank of Abilene, Abilene, Texas.

F. L. STEPHENS                            AGE - 60                     1980
Chairman and CEO of Town & Country Food Stores, Inc., San Angelo,
Texas.

         Each of the directors and executive officers of WTU is elected to hold office until the first meeting of WTU's Board of Directors after the 1998 Annual Meeting of Stockholders. WTU's 1998 Annual Meeting of Stockholders is presently scheduled to be held on March 31, 1998. All outside directors have engaged in their principal occupations listed above for a period of more than five years, unless otherwise indicated.


         (B) The following is a list of officers who are not directors of the registrants, together with certain information with respect to each of them:

                                                                   Year First
      Name, Age, Principal                                         Elected to
  Occupation, Business Experience                               Present Position
--------------------------------------------------------------------------------

U.S. ELECTRIC OPERATING COMPANIES
WENDY G. HARGUS                           AGE - 40                     1996
Treasurer of CSW, CPL, PSO, SWEPCO, WTU and CSW Services since
1996. Controller of CSW from 1993 to 1996. Director of Strategic
Planning during a portion of 1993 at CSW and Director of Investor
Relations at CSW from 1990 to 1993.

R. RUSSELL DAVIS                          AGE - 41                     1994
Controller of CPL, WTU, SWEPCO and CSW Services since 1994.
Controller of PSO since 1993.  Assistant Controller of CSW from
1992 to 1993.

CPL
BRENDA I. SNIDER                          AGE - 44                     1996
Corporate Secretary of CPL since 1996.  Manager of Planning and
Analysis at CPL since 1996. Senior Financial Consultant at CPL from 1994 to 1996. Internal Business Consultant of Business
Development at CPL from 1991 to 1994.


                                      3-5

                                                                   Year First
      Name, Age, Principal                                         Elected to
  Occupation, Business Experience                               Present Position
--------------------------------------------------------------------------------

PSO
LINA P. HOLM                              AGE - 57                     1997
Corporate Secretary and Executive Secretary to the President of
PSO since 1997. Executive Secretary to the President and Assistant Corporate Secretary of PSO from 1992 to 1997.

SWEPCO
MARILYN S. KIRKLAND                       AGE - 50                     1995
Corporate Secretary of SWEPCO since 1995. Executive Administrator since 1997. Senior executive secretary to the president, from 1992 to 1997.

WTU
MARTHA MURRAY                             AGE - 52                     1992
Corporate Secretary of WTU since 1992. Previously a senior secretary at WTU.


                                      3-6

ITEM 11. EXECUTIVE COMPENSATION.

CASH AND OTHER FORMS OF COMPENSATION

CSW
         Information required by ITEM 11 with respect to CSW is hereby incorporated by reference herein from the CSW MEETING - ADDITIONAL MATTERS of the Joint Proxy Statement.

         The following table sets forth the aggregate cash and other compensation for services rendered for the fiscal years of 1997, 1996 and 1995 for the President of each of the U.S. Electric Operating Companies and the Named Executive Officers as defined below.

         Because of the functional restructuring undertaken by CSW during 1996, certain of the Executive Officers of the U.S. Electric Operating Companies, Messrs. Files, Bremer, Zemanek and Verret, are not actually employed by any of the U.S. Electric Operating Companies. Instead, they are employed by CSW Services and manage CSW business units and perform policy-making functions that are integral to the U.S. Electric Operating Companies. Therefore, these individuals are included in the Summary Compensation Table as Named Executive Officers due to the functional perspective regarding the management of the companies. For additional information regarding the restructuring, see PART II-MD&A.

U.S. ELECTRIC OPERATING COMPANIES

                                        SUMMARY COMPENSATION TABLE

                                                                     LONG TERM COMPENSATION
                                                                ---------------------------------
                                 ANNUAL COMPENSATION                   AWARDS             PAYOUTS
                            ---------------------------------   ------------------------  -------
                                                                                 CSW
                                                       Other    CSW          Securities
                                                       Annual   Restricted     Underlying           All Other
     Name and                                          Compen-  Stock         Options/     LTIP     Compen-
 Principal Position                Salary    Bonus     sation   Award(s)         SARs      Payouts  sation
   At Registrant            YEAR     ($)    ($)(1)     ($)(2)   ($)(1)(3)        (#)        ($)     ($)(4)
-------------------------------------------------------------------------------------------------------------
Glenn Files, Senior         1997   374,999  143,099    8,534          --        31,000        --     23,757
Vice President of CSW       1996   331,135   44,860   66,415     153,750            --        --     23,992
Electric Operations (2,5)   1995   266,223   85,048   19,144          --            --        --     23,117

Richard H. Bremer,          1997   307,462   99,993    4,648          --        26,000        --     21,357
President of CSW Energy     1996   305,910  144,404   73,711     153,750            --        --     21,742
Services business unit      1995   298,372   89,358   14,691          --            --        --     21,706
(2,5)

Robert L. Zemanek,          1997   283,250   89,279   10,272          --        24,000        --     23,757
President of CSW Energy     1996   283,250  176,863    6,500     153,750            --        --     23,992
Delivery business unit (5)  1995   276,270   91,436    9,192          --            --        --     23,117

Richard P. Verret,          1997   251,230   83,390    2,083          --        21,000        --      7,953
President of CSW            1996   236,154   84,788    6,055      89,688            --        --      7,590
Production (5)

M. Bruce Evans              1997   208,000   65,780      882          --        14,000        --      5,520
President of CPL (2,5)      1996   208,000   91,376   70,783      89,688            --        --      4,500

T. D. Churchwell,           1997   192,500   53,672    2,167          --        13,000        --      6,398
President of PSO (2,5)      1996   192,500   24,097   79,730      38,438            --        --      5,340
                            1995   180,400   40,388    9,206          --            --        --      4,500

Michael D. Smith,           1997   190,923   64,306      945          --        13,000        --      6,419
President of SWEPCO (2,5)   1996   184,269   64,050  115,322      38,438            --        --      5,340

Floyd W. Nickerson,         1997   160,769   40,293    1,806          --        11,000        --      6,661
President of WTU (2,5)      1996   147,692   36,384   69,665      38,438            --        --      5,270

                                      3-7



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


(3)  Grants of restricted stock are administered by the Executive Compensation
     Committee of the CSW Board of Directors, which has the authority to determine the individuals to whom and the terms upon which restricted stock grants, including the number of underlying shares, shall be made. The awards reflected in this column all have four-year vesting periods with 25% vesting on the first, second, third and fourth anniversary dates of the award. Upon vesting, CSW Shares are re-issued without restrictions. The individuals receive dividends and may vote shares of restricted stock, even before they are vested. The amount reported in the table represents the market value of the shares at the date of grant. As of December 31, 1997, the aggregate restricted stock holdings of each of the Named Executive
     Officers are presented in the following table.

                          Restricted Stock Held     Market Value at
Name                      at December 31, 1997     December 31, 1997
--------------------------------------------------------------------

Glenn Files                       4,500                $121,781
Richard H. Bremer                 4,500                 121,781
Robert L. Zemanek                 4,500                 121,781
Richard P. Verret                 2,625                  71,039
M. Bruce Evans                    2,625                  71,039
T. D. Churchwell                  1,125                  30,445
Michael D. Smith                  1,125                  30,445
Floyd W. Nickerson                1,125                  30,445

(4) Amounts shown in this column consist of: (i) the annual employer matching payments to CSW's Retirement Savings Plan, (ii) premiums paid per participant for personal liability insurance and (iii) average amounts of premiums paid per participant in those years under CSW's memorial gift program. Under this program, for certain executive officers, directors and retired directors from the CSW System, CSW will make a donation in a participant's name to up to three charitable organizations in an aggregate of $500,000, payable by CSW upon such person's death. CSW maintains corporate-owned life insurance policies to fund the program. The annual premiums paid by CSW are based on pooled risks and averaged $15,803 per participant for 1997, $16,402 for 1996 and $16,367 for 1995. In 1997, 1996
     and 1995, Messrs. Bremer, Files and Zemanek participated.

(5)  System Affiliations.

     In the first quarter of 1998, the positions of President and General
     Manager at both CPL and WTU were combined into one. These position's were assumed by J. Gonzalo Sandoval for CPL and Paul J. Brower for WTU. Messrs.
     Evans and Nickerson assumed other positions within the CSW System.

                                      3-8

     Messrs. Files, Bremer, Zemanek and Verret assumed policy making functions for each of the U.S. Electric Operating Companies in 1996. Messrs. Evans,
     Smith and Nickerson assumed policy-making positions at the U.S. Electric
     Operating Companies in 1996.

     Messrs. Verret, Evans, Smith and Nickerson received no compensation from any of the U.S. Electric Operating Companies in 1995.

OPTION/SAR GRANTS

         Shown below is information on grants of stock options made in 1997 pursuant to the CSW stock option plan to the Named Executive Officers. No stock appreciation rights were granted in 1997.

                             CSW OPTION/SAR GRANTS IN 1997(1)
                                                                               Potential Realizable
                                                                             Value at Assumed Annual
                                                                                Rates of CSW Stock
                                                                              Price Appreciation for
                        Individual Grants                                        Option Terms(3)
----------------------------------------------------------------------------    ------------------
                    Number of CSW    % of Total
                    Securities       Options/SARs
                    Underlying       Granted to     Exercise or
                    Options/SARs     Employees In   Base Price    Expiration
Name                Granted(#)(2)    Fiscal Year     ($/Sh)          Date        5%($)     10%($)
----                -------------    -----------   ------------  ------------   -------  ---------
Glenn Files            31,000           4.5           20.750       5/23/2007    405,248  1,022,768
Richard H. Bremer      26,000           3.8           20.750       5/23/2007    339,885    857,805
Robert L. Zemanek      24,000           3.5           20.750       5/23/2007    313,740    791,820
Richard P. Verret      21,000           3.0           20.750       5/23/2007    274,523    692,843
M. Bruce Evans         14,000           2.0           20.750       5/23/2007    183,015    461,895
T. D. Churchwell       13,000           1.9           20.750       5/23/2007    169,943    428,903
Michael D. Smith       13,000           1.9           20.750       5/23/2007    169,943    428,903
Floyd W. Nickerson     11,000           1.6           20.750       5/23/2007    143,798    362,918

(1)      The stock option plans are administered by the Executive Compensation
         Committee of the Board, which has the authority to determine the individuals to whom and the terms upon which option and SAR grants shall be made.

(2) All options were granted on May 23, 1997, and are first exercisable 12 months after the grant date, with one-third of the shares becoming exercisable at that time and with an additional one third of the aggregate becoming exercisable on each of the next two anniversary dates.

(3) The annual rates of appreciation of 5% and 10% are specifically required by SEC disclosure rules and in no way guarantee that such annual rates of appreciation will be achieved by CSW nor should this be construed in any way to constitute any representation by CSW that such growth will be achieved.


                                      3-9

OPTION/SAR EXERCISES AND YEAR-END VALUE TABLE

         Shown below is information regarding option/SAR exercises during 1997 and unexercised options/SARs at December 31, 1997 for the Named Executive Officers.

                     AGGREGATED OPTION/SAR EXERCISES IN 1997
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                                             Number of CSW
                                               Securities          Value of
                                         Underlying Unexercised  In-the-Money
                       Shares               Options/SARs at      Options/SARs
Name                  Acquired      Value       Year-End         at Year-End
                     on Exercise   Realized   Exercisable/       Exercisable/
                         (#)         ($)     Unexercisable     Unexercisable (1)
-------------------------------------------------------------------------------

Glenn Files              --           --     23,653/31,000      5,593/195,688
Richard H. Bremer        --           --     28,332/26,000      3,915/164,125
Robert L. Zemanek        --           --     25,430/24,000      6,015/151,500
Richard P. Verret        100        1,081    13,325/21,000     14,889/132,563
M. Bruce Evans           --           --      8,928/14,000       9,810/88,375
T. D. Churchwell         --           --      9,268/13,000       5,763/82,063
Michael D. Smith         --           --      7,779/13,000       2,413/82,063
Floyd W. Nickerson       --           --      4,867/11,000         675/69,438

(1) Calculated based upon the difference between the closing price of CSW's Shares on the New York Stock Exchange on December 31, 1997 ($27.0625 per share) and the exercise price per share of the outstanding unexercisable and exercisable options ($16.250, $20.750, $24.813 and $29.625, as applicable).

LONG-TERM INCENTIVE PLAN-AWARDS IN 1997

         The following table shows information concerning awards made to the Named Executive Officers during 1997 under the CSW stock option plan.

                                                            Estimated
                                                       Future Payouts under
                   Number of       Performance or   Non-stock Price Based Plans
                   Shares, Units    Other Period    ----------------------------
                   or Other       Until Maturation  Threshold  Target    Maximum
       Name        Rights            or Payout         ($)       ($)       ($)
--------------------------------------------------------------------------------
Glenn Files            --            2 years           --      225,000   337,500
Richard H. Bremer      --            2 years           --      183,546   275,319
Robert L. Zemanek      --            2 years           --      169,950   254,925
Richard P. Verret      --            2 years           --      150,000   225,000
M. Bruce Evans         --            2 years           --       90,667   136,001
T. D. Churchwell       --            2 years           --       63,258    94,887
Michael D. Smith       --            2 years           --       54,740    82,110
Floyd W. Nickerson     --            2 years           --       47,369    71,054


         Payouts of these awards are contingent upon CSW's achieving a specified level of total stockholder return, relative to the S&P Electric Index, for a three-year period, or cycle, and exceeding a certain defined minimum threshold. If the Named Executive Officer's employment is terminated during the performance period for any reason other than death, total and permanent disability or retirement, then the award is canceled. The CSW stock option plan contains a provision accelerating awards upon a change in control of CSW. Except as provided in the next sentence, if a change in control of CSW occurs, all options become fully exercisable and all restrictions, terms and conditions applicable to all restricted stock are deemed lapsed and satisfied and all performance-based units are deemed to have been fully earned, as of the date of the change in control. Awards which have been outstanding for less than six months prior to the date the change in control occurs are not subject to acceleration upon the occurrence of a change of control. The CSW stock option

                                      3-10
plan also contains provisions designed to prevent circumvention of the above acceleration provisions through coerced termination of an employee prior to a change in control.

RETIREMENT PLAN

         CSW maintains the Retirement Plan for eligible employees, in addition, CSW maintains the SERP, a non-qualified ERISA excess plan, that primarily provides benefits that cannot be payable under the qualified Retirement Plan because of maximum limitations imposed on such plans by the Internal Revenue Code.

         Through June 30, 1997, the Retirement Plan was structured as a traditional, defined benefit final average pay plan. Effective, July 1, 1997, the present value of accrued benefits under the Retirement Plan was converted to a cash balance.

         Under the cash balance formula, each participant has an account, for recordkeeping purposes only, to which pay credits are allocated annually based on a percentage of the participant's pay. As of July 1, 1997, the definition of pay for the CSW Cash Balance Plan was expanded to include not only base pay but also bonuses, overtime, and commissions. The applicable percentage is determined by the age and years of vesting service the participant has with CSW and its affiliates as of December 31 of each year (or termination date, if earlier). The following table shows the Applicable Percentage used to determine credits at the age and years of service indicated.

       Sum of Age plus
       YEARS OF SERVICE                         APPLICABLE PERCENTAGE
           < 30                                          3.0%
           30-39                                         3.5%
           40-49                                         4.5%
           50-59                                         5.5%
           60-69                                         7.0%
        70 or more                                       8.5%

         As of December 31, 1997, the sum of age plus years of service of the Named Executive Officers for the cash balance formula are as follows: Mr. Files, 76; Mr. Bremer, 69; Mr. Zemanek, 73; Mr. Verret, 76; Mr. Evans, 60; Mr. Churchwell, 72; Mr. Smith, 53; Mr. Nickerson, 58.

         All balances in the accounts of participants earn a fixed rate of interest which is also credited annually. The interest rate for a particular year is the average rate of return of the 30-year Treasury Rate for November of the prior year. For 1997, the interest rate was 6.48%. For 1998, the interest rate is 6.11%. Interest continues to be credited as long as the participant's balance remains in the plan.

         At retirement or other termination of employment, an amount equal to the vested balance (including qualified and SERP benefit) then credited to the account is payable to the participant in the form of an immediate or deferred lump-sum or annuity. Benefits (both from the CSW Cash Balance Plan and the SERP) under the cash balance formula are not subject to reduction for Social Security benefits or other offset amounts. The estimated annual benefit payable to each of the Named Officers as a single life annuity at age 65 under the Retirement Plan and the SERP is: Mr. Files, $272,378; Mr. Bremer, $213,333; Mr. Zemanek, $243,305; Mr. Verret, $173,626; Mr. Evans, $185,905; Mr. Churchwell; $109,329;
Mr. Smith, $91,560; Mr. Nickerson, $139,609. These projections are based on the following assumptions: (1) participant remains employed until age 65; (2) salary used is base pay paid for calendar year 1997 assuming no future increases plus bonus at 1997 target level; (3) interest credit at 6.11% for 1998 and future years; (4) the conversion of the lump-sum cash balance to a single life annuity at normal retirement age is based on an interest rate of 6.11% and the 1983 Group Annuity Mortality Table, which sets forth generally accepted life expectancies.

                                      3-11

         In addition, certain employees who were 50 or over and had completed at least 10 years of service as of July 1, 1997, also continue to earn a benefit using the prior pension formula. At commencement of benefits, the following Named Officers have a choice of their accrued benefit using the cash balance formula or their accrued benefit using the prior pension formula: Mr. Verret and Mr. Churchwell. Once the participant selects either the earned benefit under the cash balance formula or the earned benefit under the prior pension formula, the other earned benefit is no longer available.

         The table below shows the estimated combined benefits payable from both the prior pension formula and the SERP based on retirement age of 65, the average compensation shown, the years of credited service shown , continued existence of the prior pension formula without substantial change and payment in the form of a single life annuity.

                              ANNUAL BENEFITS AFTER
                       SPECIFIED YEARS OF CREDITED SERVICE
     Average
 Compensation          15            20             25        30 or More
 -----------------------------------------------------------------------

$100,000           $ 25,050      $ 33,333       $ 41,667        $ 50,000
 150,000             37,575        50,000         62,500          75,000
 200,000             50,100        66,667         83,333         100,000
 250,000             62,625        83,333        104,167         125,000
 300,000             75,150       100,000        125,000         150,000
 350,000             87,675       116,667        145,833         175,000
 450,000            112,725       150,000        187,500         225,000
 550,000            137,775       183,333        229,167         275,000
 650,000            162,825       216,667        270,833         325,000
 750,000            187,875       250,000        312,500         375,000
 850,000            212,500       283,333        357,000         425,000

         Benefits payable under the prior pension formula are based upon the participant's years of credited service, age at retirement, and covered compensation earned by the participant. The annual normal retirement benefit payable under the prior pension formula and the SERP are based on 1.67 percent of "Average Compensation" times the number of years of credited service (reduced by no more than 50 percent of a participant's age 62 or later Social Security benefit). "Average compensation" is covered compensation for the prior pension formula and equals the average annual compensation, reported as salary in the Summary Compensation Table, during the 36 consecutive months highest pay during the 120 months prior to retirement.

         Respective years of credited service and ages, as of December 31, 1997, for the following officers who continue to earn a benefit under the prior pension formula are: Mr. Verret, 25 and 51, Mr. Churchwell, 19 and 53.

         The registrants have entered into change in control agreements with certain individuals named in the Summary Compensation Table. The purpose of the agreements is to assure the objective judgment, and to retain the loyalties of these key individuals in the event CSW is faced with a potential change in control. Consummation of the proposed AEP Merger will constitute a change in control under these agreements, information related to the change in control agreements is incorporated by reference herein from THE MERGER - CSW LONG-TERM INCENTIVE PLAN and CHANGE IN CONTROL AGREEMENTS of the Joint Proxy Statement.


                                      3-12

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

                                     CPL         PSO      SWEPCO     WTU
                                   ----------------------------------------

Number of regular board meetings      4           4          4          4
Annual directors' fees             $6,000      $6,000     $6,600     $6,000

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         No person serving during 1997 as a member of the Executive Compensation Committee of the Board of Directors of CSW served as an officer or employee of any registrant during or prior to 1997. No person serving during 1997 as an executive officer of the U.S. Electric Operating Companies serves or has served on the compensation committee or as a director of another company whose executive officers serve or has served as a member of the Executive Compensation Committee of CSW or as a director of one of the U.S. Electric Operating Companies.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT.

         CSW
         The information required by ITEM 12 is incorporated by reference herein from THE CSW MEETING ADDITIONAL MATTERS of the Joint Proxy Statement.

         U.S. ELECTRIC OPERATING COMPANIES
         All of the outstanding shares of common stock of each of the U.S. Electric Operating Companies, presented in the following table, is owned beneficially and of record by CSW, 1616 Woodall Rodgers Freeway, Dallas, Texas 75202-1234.

Company                     Shares                  Par Value
-------------------------------------------------------------

CPL                       6,755,535                     $25
PSO                       9,013,000                      15
SWEPCO                    7,536,640                      18
WTU                       5,488,560                      25

SECURITY OWNERSHIP OF MANAGEMENT

         The following tables show securities beneficially owned as of December 31, 1997, by each director, the President and Executive Officers of each of the U.S. Electric Operating Companies. Share amounts shown in this table include options exercisable within 60 days after December 31, 1997, restricted stock, CSW Shares credited to thrift plus accounts and all other CSW Shares beneficially owned by the listed persons.

         Each of the U.S. Electric Operating Companies has one or more series of preferred stock outstanding. As of December 31, 1997, none of the individuals listed in the following tables owned any shares of preferred stock of any U.S. Electric Operating Company.

                                      3-13

                  BENEFICIAL OWNERSHIP AS OF DECEMBER 31, 1997

                                                             CSW Common
CPL                                                          Underlying
                               CSW      Restricted           Immediately
Name                       Common (1)  Stock (2) (3)     Exercisable Options (3)
--------------------------------------------------------------------------------

John F. Brimberry                765          --                   --
E. R. Brooks                 131,529      12,225               65,175
M. Bruce Evans                12,574       2,625                8,928
Glenn Files                   42,269       4,500               23,653
Ruben M. Garcia                   --          --                   --
Robert A. McAllen              1,500          --                   --
Pete Morales, Jr.                 --          --                   --
H. Lee Richards                1,400          --                   --
J. Gonzalo Sandoval           16,850       1,125                6,926
Gerald E. Vaughn               6,023       1,125                1,337
All of the above and other
  officers as a group        223,958      22,725              112,742


PSO
E. R. Brooks                 131,529      12,225               65,175
T. D. Churchwell              12,597       1,125                9,268
Harry A. Clarke                   --          --                   --
Glenn Files                   42,269       4,500               23,653
Paul K. Lackey, Jr.               --          --                   --
Paula Marshall-Chapman            --          --                   --
William R. McKamey            13,554       1,125                3,323
Dr. Robert B. Taylor, Jr.         --          --                   --
All of the above and other
  officers as a group        210,428      20,100              108,142


SWEPCO
E. R. Brooks                 131,529      12,225               65,175
James E. Davison                  --          --                   --
Glenn Files                   42,269       4,500               23,653
Dr. Frederick E. Joyce            --          --                   --
John M. Lewis                     --          --                   --
Karen C. Martin                3,741          --                2,005
William C. Peatross               --          --                   --
Maxine P. Sarpy                  100          --                   --
Michael D. Smith              10,176       1,125                7,779
All of the above and other
officers as a group          198,867      18,975              105,335


WTU
E. R. Brooks                 131,529      12,225               65,175
Paul J. Brower                10,911       1,125                7,145
Glenn Files                   42,269       4,500               23,653
Tommy Morris                   2,000          --                   --
Floyd W. Nickerson             6,403       1,125                4,867
Dian G. Owen                     100          --                   --
James M. Parker                5,000          --                   --
F. L. Stephens                 2,800          --                   --
All of the above and other
  officers as a group        214,142      20,100              107,563

    (1) Beneficial ownership percentages are all less than one percent and therefore are omitted.
    (2) These individuals currently have voting power, but not investment power, with respect to these shares.
    (3) These shares are included in the CSW Common column.

                                      3-14

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         CSW
         The information required by ITEM 13 is incorporated herein by reference from THE CSW MEETING ADDITIONAL MATTERS of the Joint Proxy Statement.

         U.S. ELECTRIC OPERATING COMPANIES
         None.

                                      3-15

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

         (2)  EXHIBITS.
         Exhibits for CSW, CPL, PSO, SWEPCO and WTU are listed in (C) INDEX TO EXHIBITS below.

(B)  REPORTS ON FORM 8-K.

         CSW
         ITEM 5. OTHER EVENTS and ITEM 7. FINANCIAL STATEMENTS AND EXHIBITS, dated December 22, 1997, reporting SEC approval of CSW's stockholders rights plan, as amended.

         CSW AND PSO
         ITEM 5. OTHER EVENTS, dated October 15, 1997, reporting the PSO 1997 Rate Settlement Agreement.

         CSW, CPL, PSO, SWEPCO AND WTU
         ITEM 5. OTHER EVENTS and ITEM 7. FINANCIAL STATEMENTS AND EXHIBITS, dated December 22, 1997, reporting the proposed merger between CSW and AEP.

                                      4-1

CSW
SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 1998. The signature of the undersigned registrant shall be deemed to relate only to matters having reference to such registrant and any subsidiaries thereof.

                                    CENTRAL AND SOUTH WEST CORPORATION

                                    By:  Lawrence B. Connors
                                         Controller

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 1998. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above named registrant and any subsidiaries thereof.

SIGNATURE                   TITLE

E. R. Brooks                Chairman, CEO and Director
                            (Principal Executive Officer)

Glenn D. Rosilier           Executive Vice President and Chief Financial Officer
                            (Principal Financial Officer)

Lawrence B. Connors         Controller
                            (Principal Accounting Officer)

*Molly Shi Boren            Director
*Dr. Donald M. Carlton      Director
*T. J. Ellis                Director
*Joe H. Foy                 Director
*William R. Howell          Director
*Dr. Robert W. Lawless      Director
*James L. Powell            Director
*Dr. Richard L. Sandor      Director
*T. V. Shockley, III        President, Chief Operating Officer and Director

*Lawrence B. Connors, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to a power of attorney duly executed by each such person.

                            *By:  Lawrence B. Connors
                                  Attorney-in-Fact

                                      4-2

CPL
SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 1998. The signature of the undersigned registrant shall be deemed to relate only to matters having reference to such registrant.

                                    CENTRAL POWER AND LIGHT COMPANY

                                    By:  R. Russell Davis
                                         Controller

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 1998. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above named registrant.

SIGNATURE                   TITLE

J. Gonzalo Sandoval         General Manager/President and Director
                            (Principal Executive Officer)

R. Russell Davis            Controller
                            (Principal Accounting and Financial Officer)

*John F. Brimberry          Director
*E. R. Brooks               Director
*Glenn Files                Director
*Ruben M. Garcia            Director
*Alphonso R. Jackson        Director
*Robert A. McAllen          Director
*Pete Morales, Jr.          Director
*H. Lee Richards            Director
*Gerald E. Vaughn           Director

*R. Russell Davis, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to a power of attorney duly executed by each such person.

                                    *By:  R. Russell Davis
                                          Attorney-in-Fact

                                      4-3

PSO
SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 1998. The signature of the undersigned registrant shall be deemed to relate only to matters having reference to such registrant.

                                    PUBLIC SERVICE COMPANY OF OKLAHOMA

                                    By:  R. Russell Davis
                                         Controller

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 1998. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above named registrant.

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

                                    *By:  R. Russell Davis
                                          Attorney-in-Fact

                                      4-4

SWEPCO
SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 1998. The signature of the undersigned registrant shall be deemed to relate only to matters having reference to such registrant.

                                    SOUTHWESTERN ELECTRIC POWER COMPANY

                                    By:  R. Russell Davis
                                         Controller

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 1998. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above named registrant.

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

                                    *By:  R. Russell Davis
                                          Attorney-in-Fact

                                      4-5

WTU
SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 1998. The signature of the undersigned registrant shall be deemed to relate only to matters having reference to such registrant.

                                    WEST TEXAS UTILITIES COMPANY

                                    By:  R. Russell Davis
                                         Controller

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 1998. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above named registrant.

SIGNATURE                   TITLE

Paul J. Brower              General Manager/President and Director
                            (Principal Executive Officer)

R. Russell Davis            Controller
                            (Principal Accounting and Financial Officer)

*E. R. Brooks               Director
*Glenn Files                Director
*Alphonso R. Jackson        Director
*Tommy Morris               Director
*Dian G. Owen               Director
*James M. Parker            Director
*F. L. Stephens             Director

*R. Russell Davis, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to a power of attorney duly executed by each such person.

                                    *By:  R. Russell Davis
                                          Attorney-in-Fact

                                      4-6

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

       (2) PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION.

          CSW AND SWEPCO
           1     Plan of Reorganization for Cajun Electric Power Cooperative,
                 Inc. Submitted Jointly by The Members Committee, SWEPCO and
                 Gulf States Utilities Company (incorporated herein by reference to CSW and SWEPCO's Form 8-K dated April 19, 1996).
           2     Amended Plan of Reorganization for Cajun Electric Power
                 Cooperative, Inc. Submitted Jointly by the Members Committee,
                 SWEPCO and Entergy Texas, Inc. (incorporated herein by
                 reference to CSW and SWEPCO's Form 8-K dated September 30,
                 1996).
       *   3     Amended and Restated Joint Plan of Reorganization for Cajun
                 Electric Power Cooperative, Inc. Submitted Jointly by the
                 Committee of Certain Members and Southwestern Electric Power
                 Company dated March 18, 1998.

       (3) ARTICLES OF INCORPORATION AND BY-LAWS.

          CSW
           1     Certificate of Amendment to Second Restated Certificate of
                 Incorporation of CSW (incorporated herein by reference to Item
                 10, Exhibit B-1.2 to the 1993 CSW annual report on Form U5S).
       *   2     Bylaws of CSW, as amended.
          CPL
           3     Restated Articles of Incorporation Without Amendment, Articles
                 of Correction to Restated Articles of Incorporation Without
                 Amendment, Articles of Amendment to Restated Articles of
                 Incorporation, Statements of Registered Office and/or Agent
                 (3), and Articles of Amendment to the Articles of Incorporation
                 (incorporated herein by reference to Exhibit 3.1 to CPL's Form
                 10-Q for the quarterly period ended March 31, 1997).
           4     Bylaws of CPL, as amended (incorporated herein by reference to
                 Exhibit 3.1 to CPL's Form 10-Q dated September 30, 1996, File
                 No. 0-346).
          PSO
           5     Restated Certificate of Incorporation of PSO (incorporated herein by reference to Exhibit B-3.1 of CSW's 1996 Form U5S,
                 File No. 1-1443).
           6     Bylaws of PSO, as amended (incorporated herein by reference to
                 Exhibit B-3.2 of CSW's 1996 Form U5S, File No. 1-1443).
          SWEPCO
           7     Restated Certificate of Incorporation, as amended through May
                 6, 1997, including Certificate of Amendment of Restated
                 Certificate of Incorporation (both incorporated herein by reference to Exhibit 3.4 to SWEPCO's Form 10-Q dated March 31,
                 1997, File No. 1-3146).
           8     Bylaws of SWEPCO, as amended (incorporated herein by reference to Exhibit 3.3 to SWEPCO's Form 10-Q dated September 30, 1996,
                 File No. 1-3146).

                                      4-7

          WTU
           9 Restated Articles of Incorporation, as amended, and Articles of Amendment to the Articles of Incorporation (both incorporated herein by reference to Exhibit 3.5 to WTU's March 31, 1997 Form 10-Q, File No. 0-340).
           10 Bylaws of WTU, as amended (incorporated herein by reference to Exhibit 3.4 to WTU's Form 10-Q dated September 30, 1996, File No. 0-340).


       (4) INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDER, INCLUDING INDENTURES.

       CSW
           1 Rights Agreement dated as of December 22, 1997 between CSW and Central and South West Services, Inc., as Rights Agent (incorporated herein by reference to Exhibit 1 to CSW Form 8-A/A dated March 19, 1998, File No. 1-1443).
       CPL
           (a) Indenture of mortgage or deed of trust date November 1, 1943, executed by CPL to the First National Bank of Chicago and Robert L. Grinnell as trustee, as amended through October 1, 1977, (incorporated herein by reference to Exhibit 5.01 in File No. 2-60712).

           (b)   Supplemental Indentures to the First Mortgage Indenture:

            DATED                 FILE REFERENCE            EXHIBIT

            September 1, 1978     2-62271                   2.02
            December 15, 1984     Form U-1, No. 70-7003     17
            July 1, 1985          2-98944                   4 (b)
            May 1, 1986           Form U-1, No. 70-7236     4
            November 1, 1987      Form U-1, No. 70-7249     4
            June 1, 1988          Form U-1, No. 70-7520     2
            December 1, 1989      Form U-1, No. 70-7721     3
            March 1, 1990         Form U-1, No. 70-7725     10
            October 1, 1992       Form U-1, No. 70-8053     10 (a)
            December 1, 1992      Form U-1, No. 70-8053     10 (b)
            February 1, 1993      Form U-1, No. 70-8053     10 (c)
            April 1, 1993         Form U-1, No. 70-8053     10 (d)
            May 1, 1994           Form U-1, No. 70-8053     10 (e)
            July 1, 1995          Form U-1, No. 70-8053     10 (f)

           (c) CPL-obligated, mandatorily redeemable preferred securities of subsidiary trust holding solely Junior Subordinated Debentures of CPL:

           2 Indenture, dated as of May 1, 1997, between CPL and the Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.1 of CPL's March 31, 1997 Form 10-Q, File No.
                 0-346).
           3 First Supplemental Indenture, dated as of May 1, 1997, between CPL and the Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.2 of CPL's March 31, 1997 Form 10-Q, File No. 0-346).
           4 Amended and Restated Trust Agreement of CPL Capital I, dated as of May 1, 1997, among CPL, as Depositor; the Bank of New York, as Property Trustee; the Bank of New York (Delaware), as Delaware Trustee; and the Administrative Trustee (incorporated herein by reference to Exhibit 4.3 of CPL's March 31, 1997 Form 10-Q, File No. 0-346).

                                      4-8

           5 Guarantee Agreement, dated as of May 1, 1997, delivered by CPL for the benefit of the holders of CPL Capital I's Preferred Securities (incorporated herein by reference to Exhibit 4.4 of CPL's March 31, 1997 Form 10-Q, File No. 0-346).
           6 Agreement as to Expenses and Liabilities, dated as of May 1, 1997, between CPL and CPL Capital I (incorporated herein by reference to Exhibit 4.5 of CPL's March 31, 1997 Form 10-Q, File No. 0-346).
       PSO
           (a) Indenture dated July 1, 1945, as amended, of PSO (incorporated herein by reference to Exhibit 5.03 in Registration No. 2-60712).

           (b)   Supplemental Indentures to the First Mortgage Indenture:

            DATED                FILE REFERENCE                        EXHIBIT

            June 1, 1979         2-64432                               2.02
            December 1, 1979     2-65871                               2.02
            March 1, 1983        Form U-1, No. 70-6822                 2
            May 1, 1986          Form U-1, No. 70-7234                 3
            July 1, 1992         Form S-3, No. 33-48650                4 (b)
            December 1, 1992     Form S-3, No. 33-49143                4 (c)
            April 1, 1993        Form S-3, No. 33-49575                4 (b)
            June 1, 1993         Form 10-K, No. 0-343                  4 (b)
            February 1, 1996     Form 8-K, March 4, 1996, No. 0-343    4.01
            February 1, 1996     Form 8-K, March 4, 1996, No. 0-343    4.02
            February 1, 1996     Form 8-K, March 4, 1996, No. 0-343    4.03

           (c) PSO-obligated, mandatorily redeemable preferred securities of subsidiary trust holding solely Junior Subordinated Debentures of PSO:

           7 Indenture, dated as of May 1, 1997, between PSO and the Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.6 of PSO's March 31, 1997 Form 10-Q, File No.
                 0-343).
           8 First Supplemental Indenture, dated as of May 1, 1997, between PSO and the Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.7 of PSO's March 31, 1997 Form 10-Q, File No. 0-343).
           9 Amended and Restated Trust Agreement of PSO Capital I, dated as of May 1,1997, among PSO, as Depositor; the Bank of New York, as Property Trustee; the Bank of New York (Delaware), as Delaware Trustee; and the Administrative Trustee (incorporated herein by reference to Exhibit 4.8 of PSO's March 31, 1997 Form 10-Q, File No. 0-343).
           10 Guarantee Agreement, dated as of May 1, 1997, delivered by PSO for the benefit of the holders of PSO Capital I's Preferred Securities (incorporated herein by reference to Exhibit 4.9 of PSO's March 31, 1997 Form 10-Q, File No. 0-343).
           11 Agreement as to Expenses and Liabilities, dated as of May 1, 1997, between PSO and PSO Capital I (incorporated herein by reference to Exhibit 4.10 of PSO's March 31, 1997 Form 10-Q, File No. 0-343).
       SWEPCO
           (a) Indenture dated February 1, 1940, as amended through November 1, 1976, of SWEPCO (incorporated herein by reference to Exhibit
                 5.04 in Registration No. 2-60712).

           (b)   Supplemental Indentures to the First Mortgage Indenture:

                                      4-9

            DATED               FILE REFERENCE               EXHIBIT

            August 1, 1978      2-61943                      2.02
            January 1, 1980     2-66033                      2.02
            April 1, 1981       2-71126                      2.02
            May 1, 1982         2-77165                      2.02
            August 1, 1985      Form U-1, No. 70-7121        4
            May 1, 1986         Form U-1, No. 70-7233        3
            November 1, 1989    Form U-1, No. 70-7676        3
            June 1, 1992        Form U-1, No. 70-7934        10
            September 1, 1992   Form U-1, No. 72-8041        10 (b)
            July 1, 1993        Form U-1, No. 70-8041        10 (c)
            October 1, 1993     Form U-1, No. 70-8239        10 (a)

           (c) SWEPCO-obligated, mandatorily redeemable preferred securities of subsidiary trust holding solely Junior Subordinated Debentures of SWEPCO:

           12 Indenture, dated as of May 1, 1997, between SWEPCO and the Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.11 of SWEPCO's March 31, 1997 Form 10-Q, File No. 1-3146).
           13 First Supplemental Indenture, dated as of May 1, 1997, between SWEPCO and the Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.12 of SWEPCO's March 31, 1997 Form 10-Q, File No. 1-3146).
           14 Amended and Restated Trust Agreement of SWEPCO Capital I, dated as of May 1, 1997, among SWEPCO, as Depositor; the Bank of New York, as Property Trustee; the Bank of New York (Delaware), as Delaware Trustee; and the Administrative Trustee (incorporated herein by reference to Exhibit 4.13 of SWEPCO's March 31, 1997 Form 10-Q, File No. 1-3146).
           15 Guarantee Agreement, dated as of May 1, 1997, delivered by SWEPCO for the benefit of the holders of SWEPCO Capital I's Preferred Securities (incorporated herein by reference to Exhibit 4.14 of SWEPCO's March 31, 1997 Form 10-Q, File No. 1-3146).
           16 Agreement as to Expenses and Liabilities, dated as of May 1, 1997 between SWEPCO and SWEPCO Capital I (incorporated herein by reference to Exhibit 4.15 of SWEPCO's March 31, 1997 Form 10-Q, File No. 1-3146).
       WTU
           (a) Indenture dated August 1, 1943, as amended through July 1, 1973, of WTU, incorporated herein by reference to Exhibit 5.05 in File No. 2-60712.

                                      4-10

           (b)   Supplemental Indentures to the First Mortgage Indenture:

            DATED                FILE REFERENCE           EXHIBIT

            May 1, 1979          2-63931                  2.02
            November 15, 1981    2-74408                  4.02
            November 1, 1983     Form U-1, No. 70-6820    12
            April 15, 1985       Form U-1, No. 70-6925    13
            August 1, 1985       2-98843                  4 (b)
            May 1, 1986          Form U-1, No. 70-7237    4
            December 1, 1989     Form U-1, No. 70-7719    3
            June 1, 1992         Form U-1, No. 70-7936    10
            October 1, 1992      Form U-1, No. 72-8057    10
            February 1, 1994     Form U-1, No. 70-8265    10
            March 1, 1995        Form U-1, No. 70-8057    10 (b)
            October 1, 1995      Form U-1, No. 70-8057    10 (c)


       (10)  MATERIAL CONTRACTS.

           CSW
       *   + 1   Change in Control Agreement between CSW and E. R. Brooks.
       *   + 2   Change in Control Agreement between CSW and Thomas V.
                   Shockley, III.
       *   + 3   Change in Control Agreement between CSW and Ferd. C. Meyer, Jr.
       *   + 4   Change in Control Agreement between CSW and Glenn D. Rosilier.
       *   + 5   Change in Control Agreement between CSW and Venita
                   McCellon-Allen.
       *   + 6   Change in Control Agreement between CSW and Thomas M. Hagan.
       *   + 7   Change in Control Agreement between CSW and Glenn Files.
       *   + 8   Change in Control Agreement between CSW and Robert L. Zemanek.
       *   + 9   Change in Control Agreement between CSW and Richard H. Bremer.
       *   + 10  Change in Control Agreement between CSW and Richard P. Verret.
       *   + 11  Change in Control Agreement between CSW and T. J. Ellis.
       *   + 12  Change in Control Agreement between CSW and Terry D. Dennis.
       *   + 13  Change in Control Agreement between CSW and Bruce Evans.
       *   + 14  Change in Control Agreement between CSW and Pete Churchwell.
       *   + 15  Change in Control Agreement between CSW and Michael D. Smith.
       *   + 16  Change in Control Agreement between CSW and Floyd Nickerson.
           + 17  Restricted Stock Plan for Central and South West Corporation
                 (incorporated herein by reference to Exhibit 10(a) to CSW's
                 1990 Form 10-K, File No. 1-1443).
           + 18  Central and South West System Special Executive Retirement
                 Plan (incorporated herein by reference to Exhibit 10(b) to CSW's 1990 Form 10-K, File No. 1-1443).
           + 19  Executive Incentive Compensation Plan for Central and South
                 West System (incorporated herein by reference to Exhibit 10(c) to the Corporation's 1990 Form 10-K, File No. 1-1443).
             20  Central and South West Corporation Stock Option Plan
                 (incorporated herein by reference to Exhibit 10(d) to the Corporation's 1990 Form 10-K, File No. 1-1443).
             21  Central and South West Corporation Deferred Compensation Plan
                 for Directors (incorporated herein by reference to Exhibit
                 10(e) to the Corporation's 1990 Form 10-K, File No. 1-1443).
           + 22  Central and South West Corporation 1992 Long-Term Incentive
                 Plan (incorporated herein by reference to Appendix A to the Central and South West Corporation Notice of 1992 Annual
                 Meeting of Shareholders and Proxy Statement).

                                      4-11

              23 Agreement and Plan of Merger, dated as of December 21, 1997, by and among American Electric Power Company, Inc.; a New York Corporation, Augusta Acquisition Corporation, a Delaware Corporation and a wholly-owned subsidiary of AEP; and Central and South West Corporation, a Delaware Corporation (incorporated herein by reference to the Joint Proxy Statement, File No. 1-1443).

       (12)  STATEMENTS RE COMPUTATION OF RATIOS.

           CPL, PSO, SWEPCO AND WTU
           * 1 CPL's Statement re computation of Ratio of Earnings to Fixed Charges for the five years ended December 31, 1997.
           * 2 PSO's Statement re computation of Ratio of Earnings to Fixed Charges for the five years ended December 31, 1997.
           * 3 SWEPCO's Statement re computation of Ratio of Earnings to Fixed Charges for the five years ended December 31, 1997.
           * 4 WTU's Statement re computation of Ratio of Earnings to Fixed Charges for the five years ended December 31, 1997.

     * (13)  ANNUAL REPORT TO SECURITY HOLDERS.
             CSW's 1997 Financial Report.

     * (21)  SUBSIDIARIES OF THE REGISTRANT (CSW).

       (23)  CONSENT OF EXPERTS AND COUNSEL.

          CSW, CPL, PSO
           * 1   CSW's Consent of Independent Public Accountants.
           * 2   CSW UK Finance Company Consent of Independent Public
                 Accountants.
           * 3   CPL's Consent of Independent Public Accountants.
           * 4   PSO's Consent of Independent Public Accountants.

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

                                      4-12

           WTU
           * 14  Power of Attorney.
           * 15  Power of Attorney.
           * 16  Power of Attorney.

       (27)  FINANCIAL DATA SCHEDULES.

          PSO
           * 1 PSO's Financial Data Schedule



(D)  INDEX TO FINANCIAL STATEMENT SCHEDULES.

       OTHER SCHEDULES.

       All other exhibits and schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or related notes to financial statements.

                                      4-13