Form 10-Q
period 2000-09-30
PUBLIC SERVICE CO OF OKLAHOMA
filed 2000-11-14
CIK 81027

"THE CONSOLIDATED 10-Q FOR AMERICAN ELECTRIC POWER CO., INC, AND"
SUBSIDIARIES IS REQUESTED TO BE INCLUDED AS PART OF THE FILING.



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For The Quarterly Period Ended SEPTEMBER 30, 2000
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For The Transition Period from to

Commission             Registrant; State of Incorporation;     I. R. S. Employer
File Number             Address; and Telephone Number         Identification No.
-----------     --------------------------------------------- ------------------
  1-3525        AMERICAN ELECTRIC POWER COMPANY, INC.              13-4922640
                (A New York Corporation)
                1 Riverside Plaza, Columbus, Ohio  43215
                Telephone (614) 223-1000

  0-18135       AEP GENERATING COMPANY (An Ohio Corporation)       31-1033833
                1 Riverside Plaza, Columbus, Ohio  43215
                Telephone (614) 223-1000

  1-3457 APPALACHIAN POWER COMPANY (A Virginia Corporation) 54-0124790 40 Franklin Road, Roanoke, Virginia 24011
                Telephone (540) 985-2300

  0-346         CENTRAL POWER AND LIGHT COMPANY
                (A Texas Corporation)                              74-0550600
                539 North Carancahua  Street,
                Corpus Christi,  Texas 78401-2802
                Telephone (361) 881-5300

  1-2680        COLUMBUS SOUTHERN POWER COMPANY
                (An Ohio Corporation)                              31-4154203
                1 Riverside Plaza,
                Columbus, Ohio 43215 Telephone (614) 223-1000

  1-3570        INDIANA MICHIGAN POWER COMPANY
                (An Indiana Corporation)                           35-0410455
                One Summit Square
                P.O. Box 60, Fort Wayne, Indiana  46801
                Telephone (219) 425-2111

  1-6858        KENTUCKY POWER COMPANY (A Kentucky Corporation)    61-0247775
                1701 Central Avenue, Ashland, Kentucky  41101
                Telephone (800) 572-1141

  1-6543        OHIO POWER COMPANY (An Ohio Corporation)           31-4271000
                301 Cleveland Avenue S.W., Canton, Ohio  44701
                Telephone (330) 456-8173

  0-343         PUBLIC SERVICE COMPANY OF OKLAHOMA                 73-0410895
                (An Oklahoma Corporation)
                212 East 6th Street, Tulsa, Oklahoma  74119-1212
                Telephone (918) 599-2000

  1-3146        SOUTHWESTERN ELECTRIC POWER COMPANY                72-0323455
                (A Delaware Corporation)
                428 Travis Street, Shreveport, Louisiana 71156-0001 Telephone (318) 673-3000

0-340           WEST TEXAS UTILITIES  COMPANY
                (A Texas  Corporation)                             75-0646790
                301 Cypress Street,
                Abilene,  Texas 79601-5820  Telephone (915)
                674-7000

AEP Generating Company, Columbus Southern Power Company and Kentucky Power Company meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H(2) to Form 10-Q.

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
                                                   Yes   X          No
                                                       -----           -----

The number of shares outstanding of American Electric Power Company, Inc. Common Stock, par value $6.50, at October 31, 2000 was 321,993,409.




         AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES

                                    FORM 10-Q

                    For The Quarter Ended September 30, 2000
                                      INDEX

Glossary of Terms                                                   i - iii
Forward-Looking Information                                            iv

                                                                            Page
     Part I.  FINANCIAL INFORMATION
        Items 1 and 2. Financial Statements and Management's Discussion
                         and Analysis of Results of Operations:

                American Electric Power Company, Inc. and Subsidiary Companies:
                  Consolidated Financial Statements. . . . . . . . . . . . . A-1 - A-5
                       Management's Discussion and Analysis of Results of
                        Operations. . . . . . . . . . . . . . . . . . . . .  A-6 - A-8

                AEP Generating Company:
                  Financial Statements . . . . . . . . . . . . . . . . . . . B-1 - B-4
                  Management's  Narrative  Analysis  of  Results  of
                       Operations . . . . . . . . . . . . . . . . . . . . .  B-5 - B-6

                Appalachian Power Company and Subsidiaries:
                  Consolidated Financial Statements. . . . . . . . . . . . . C-1 - C-4
                       Management's Discussion and Analysis of Results of
                        Operations. . . . . . . . . . . . . . . . . . . . . .C-5 - C-7

                Central Power and Light Company and Subsidiaries:
                  Consolidated Financial Statements. . . . . . . . . . . . . D-1 - D-4
                       Management's Discussion and Analysis of Results of
                        Operations. . . . . . . . . . . . . . . . . . . . . .D-5 - D-6

                Columbus Southern Power Company and Subsidiaries:
                  Consolidated Financial Statements. . . . . . . . . . . . . E-1 - E-4
                       Management's Narrative Analysis of Results of
                       Operations . . . . . . . . . . . . . . . . . . . . . .E-5 - E-7

                Indiana Michigan Power Company and Subsidiaries:
                  Consolidated Financial Statements. . . . . . . . . . . . . F-1 - F-4
                       Management's Discussion and Analysis of Results of
                        Operations. . . . . . . . . . . . . . . . . . . . . .F-5 - F-7

                Kentucky Power Company:
                  Financial Statements . . . . . . . . . . . . . . . . . . . G-1 - G-4
                  Management's  Narrative  Analysis  of  Results  of
                       Operations . . . . . . . . . . . . . . . . . . . . . .G-5 - G-6

                Ohio Power Company and Subsidiaries:
                  Consolidated Financial Statements. . . . . . . . . . . . . H-1 - H-4
                       Management's Discussion and Analysis of Results of
                        Operations. . . . . . . . . . . . . . . . . . . . . .H-5 - H-6

                Public Service Company of Oklahoma and Subsidiaries:
                  Financial Statements . . . . . . . . . . . . . . . . . . . I-1 - I-4
                       Management's Discussion and Analysis of Results of
                        Operations. . . . . . . . . . . . . . . . . . . . . .I-5 - I-6

                Southwestern Electric Power Company and Subsidiaries:
                  Consolidated Financial Statements. . . . . . . . . . . . . J-1 - J-4
                       Management's Discussion and Analysis of Results of
                        Operations. . . . . . . . . . . . . . . . . . . . . .J-5 - J-7





                West Texas Utilities Company:
                  Financial Statements . . . . . . . . . . . . . . . . . . . K-1 - K-4
                  Management's Discussion and Analysis of Results of
                        Operations. . . . . . . . . . . . . . . . . . . . . .K-5 - K-7

                 Footnotes to Financial Statements. . . . . . . . . . . . . .L-1 - L-28

        Item 2.Registrants' Combined Management Discussion and
                       Analysis of Financial Condition and Other Matters. . .M-1 - M-25
        Item 3.Quantitative and Qualitative Disclosures About Market Risk.   N-1 - N-2

     Part II.  OTHER INFORMATION
       Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . .  O-1
       Item 4.   Submission of Matters to a Vote of Security Holders . . . .  O-1 - O-2
        Item 5.Other Information . . . . . . . . . . . . . . . . . . . . . .  O-2
        Item 6.Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .  O-2 - O-3
(a)      Exhibits
                              Exhibit 12
                              Exhibit 27
(b)      Reports on Form 8-K

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  P-1

            This combined Form 10-Q is separately filed by American Electric Power Company, Inc., AEP Generating Company, Appalachian Power Company, Central Power and Light Company, Columbus Southern Power Company, Indiana Michigan Power Company, Kentucky Power Company, Ohio Power Company, Public Service Company of Oklahoma, Southwestern Electric Power Company and West Texas Utilities Company. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrants.




                                GLOSSARY OF TERMS
         When the following terms and  abbreviations  appear in the text of this report, they have the meanings indicated below.
               Term                                Meaning

2004 True-up Proceeding............ A filing to be made after  January 10,
                                    2004 under the Texas  Legislation to
                                    finalize   the  amount  of  stranded
                                    costs  and  the   recovery  of  such
                                    costs.
AEGCo.............................. AEP Generating Company, an electric utility subsidiary of AEP.
AEP ............................... American Electric Power Company, Inc.
AEP Consolidated................... AEP and its majority owned subsidiaries consolidated.
AEP Credit, Inc.................... AEP Credit, Inc., a subsidiary of AEP which factors accounts receivable and accrued utility revenues for affiliated domestic electric utility companies.
AEP System or the System........... The American Electric Power System, an integrated electric utility system, owned and operated by AEP's electric utility subsidiaries.
AEPSC.............................. American Electric Power Service Corporation, a service subsidiary providing management and professional services to AEP and its subsidiaries.
AEP Power Pool..................... AEP System Power Pool. Members are APCo, CSPCo, I&M, KPCo and OPCo.  The Pool shares the generation, cost of generation and resultant wholesale system sales of the member companies.
AFUDC.............................. Allowance for funds used during construction, a noncash nonoperating income item that is capitalized and recovered through depreciation over the service life of domestic regulated electric utility plant.
Amos Plant......................... John E. Amos Plant, a 2,900 MW generation station jointly owned and operated by APCo and
                                    OPCo.
APCo............................... Appalachian Power Company, an electric utility subsidiary of AEP.
Arkansas Commission................ Arkansas Public Service Commission.
Buckeye............................ Buckeye Power, Inc., an unaffiliated corporation.
CLECO.............................. Central Louisiana Electric Company, Inc., an unaffiliated corporation.
COLI............................... Corporate owned life insurance program.
Cook Plant......................... The Donald C. Cook Nuclear Plant, a two-unit, 2,100 MW nuclear plant owned by I&M.
CPL................................ Central Power and Light Company, an AEP electric utility subsidiary.
CSPCo.............................. Columbus Southern Power Company, an AEP electric utility subsidiary.
CSW...............................  Central and South West Corporation, a subsidiary of AEP.
CSW Energy......................... CSW Energy, Inc., an AEP subsidiary which invests in energy projects and builds power plants.
CSW Credit......................... CSW Credit, Inc., an AEP subsidiary which factors accounts receivable and accrued utility revenues for affiliated domestic electric utility companies.
CSW International.................. CSW International, Inc., an AEP subsidiary which invests in energy projects and entities outside the United States.
                                     i





D.C. Circuit Court................. The United States Court of Appeals for the District of Columbia Circuit.
DHMV............................... Dolet Hills Mining Venture.
DOE................................ United States Department of Energy.
ECOM............................... Excess Cost Over Market.
ENEC............................... Expanded net energy costs.
EITF............................... The Financial Accounting Standards Board's Emerging Issues Task Force.
ERCOT.............................. The Electric Reliability Council of Texas.
Federal EPA........................ United States Environmental Protection Agency.
FERC............................... Federal Energy Regulatory Commission.
FMB................................ First Mortgage Bond.
GAAP............................... Generally Accepted Accounting Principles.
I&M................................ Indiana Michigan Power Company, an AEP electric utility subsidiary.
IPC................................ Installment Purchase Contract.
IRS................................ Internal Revenue Service.
IURC............................... Indiana Utility Regulatory Commission.
ISO................................ Independent system operator.
Joint Stipulation.................. Joint Stipulation and Agreement for Settlement of APCo's WV rate proceeding.
KPCo............................... Kentucky Power Company, an AEP electric utility subsidiary.
KPSC............................... Kentucky Public Service Commission.
KWH................................ Kilowatthour.
Michigan Legislation............... The Customer Choice and Electricity Reliability Act, a Michigan law which provides for customer choice of electricity supplier.
Midwest ISO........................ An independent operator of transmission assets in the Midwest.
MLR................................ Member load ratio, the method used to allocate AEP Power Pool transactions to its members.
Money Pool......................... AEP System's Money Pool.
MPSC............................... Michigan Public Service Commission.
MTN................................ Medium Term Notes.
MW................................. Megawatt.
MWH................................ Megawatt hour
NEIL............................... Nuclear Electric Insurance Limited.
NOx................................ Nitrogen oxide.
NOx Rule........................... A final rules issued by Federal EPA which requires NOx reductions in 22 eastern states including 7 of the states in which AEP operates.
NP................................. Notes Payable.
NRC................................ Nuclear Regulatory Commission.
Ohio Act........................... The Ohio Electric Restructuring Act of 1999.
Ohio EPA........................... Ohio Environmental Protection Agency.
OPCo..............................  Ohio Power Company, an AEP electric utility subsidiary.
OVEC............................... Ohio Valley Electric Corporation, an electric utility company in which AEP and  CSPCo own a
                                    44.2% equity interest.
PJM................................ Pennsylvania - New Jersey - Maryland regional transmission organization.

                                          ii
PSO................................ Public Service Company of Oklahoma, an AEP electric utility subsidiary.
PUCO............................... The Public Utilities Commission of Ohio.
PUCT............................... The Public Utility Commission of Texas.
PUHCA.............................. Public Utility Holding Company Act of 1935, as amended.
RCRA............................... Resource Conservation and Recovery Act of 1976, as amended.
Rockport Plant..................... A generating plant, consisting of two 1,300 MW coal-fired generating units near Rockport,
                                    Indiana owned by AEGCo and I&M.
SEC................................ Securities and Exchange Commission.
SFAS............................... Statement of Financial Accounting Standards issued by the Financial Accounting Standards
                                    Board.
SFAS 71............................ Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain
                                                                                        -------------------------------------
                                    Types of Regulation.
                                    -------------------
SFAS 101........................... Statement of Financial Accounting Standards No. 101, Accounting for the Discontinuance of
                                                                                         ------------------------------------
                                    Application of Statement 71.
                                    ---------------------------
SFAS 121........................... Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of
                                                                                         --------------------------------
                                    Long-Lived Assets and for Long-Lived Assets to be Disposed of.
                                    --------------------------------------------------------------
SFAS 133........................... Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments
                                                                                         -------------------------------------
                                    and Hedging Activities.
                                    ----------------------
SNF................................ Spent Nuclear Fuel.
SPP................................ Southwest Power Pool.
STP................................ South Texas Project Nuclear Generating Plant, owned 25.2% by Central Power and Light Company an AEP electric utility subsidiary .
SWEPCo............................. Southwestern Electric Power Company, an AEP electric utility subsidiary.
Texas Appeals Court................ The Third District of Texas Court of Appeals.
Texas Legislation.................. Legislation enacted in 1999 to restructure the electric utility industry in Texas.
TNRCC.............................. The Texas Natural Resource Conservation Commission.
Travis District Court.............. State District Court of Travis County, Texas.
TVA ............................... Tennessee Valley Authority.
UN................................. Unsecured Note.
VaR................................ Value at Risk, a method to quantify risk exposure.
Virginia SCC....................... Virginia State Corporation Commission.
WV................................. West Virginia.
WVPSC.............................. Public Service Commission of West Virginia.
WPCo............................... Wheeling Power Company, an AEP electric distribution subsidiary.
WTU................................ West Texas Utilities Company, an AEP electric utility subsidiary.
Zimmer Plant....................... William H. Zimmer Generating Station, a 1,300 MW coal-fired unit owned 25.4% by Columbus
                                    Southern Power Company, an AEP subsidiary.


     FORWARD-LOOKING INFORMATION

     This report made by AEP and certain of its subsidiaries contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Although AEP and each of its subsidiaries believe that their expectations are based on reasonable assumptions, any such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. Among the factors that could cause actual results to differ materially from those in the forward-looking statements are:

     C Electric load and customer growth. C Abnormal weather conditions. C Available sources and costs of fuels. C Availability of generating capacity.
     C The speed and degree to which competition is introduced to our power generation business. C The structure and timing of a competitive market and its impact on energy prices or fixed rates. C The ability to recover stranded costs in connection with possible/proposed deregulation of generation. C New legislation and government regulations.
     C The ability of AEP to successfully control its costs. C The success of new business ventures. C International developments affecting AEP's foreign investments. C The economic climate and growth in AEP's service territory. C Unforeseen events affecting AEP's restart of Cook Plant Unit 1 which is on an extended safety related shutdown. C Inflationary trends. C Electricity and gas market prices.
     C Interest rates C Other risks and unforeseen events.




         AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (in millions, except per-share amounts)
                                   (UNAUDITED)

                                                  Three Months Ended Nine Months Ended
                                                September 30,          September 30,
                                            --------------------    ------------------
                                              2000        1999        2000        1999
                                              ----        ----        ----        ----
REVENUES:
  Domestic Electric Utilities. . . . . . .   $3,232      $2,927      $ 8,124     $7,567
  Worldwide Electric and Gas Operations. .      689         605        2,010      1,846
                                             ------      ------      -------     ------
          TOTAL REVENUES . . . . . . . . .    3,921       3,532       10,134      9,413
                                             ------      ------      -------     ------

EXPENSES:
  Fuel and Purchased Power . . . . . . . .    1,237       1,072        3,043      2,643
  Maintenance and Other Operation. . . . .      758         680        2,164      1,960
  Merger Costs . . . . . . . . . . . . . .       20        -             181       -
  Depreciation and Amortization. . . . . .      275         276          804        776
  Taxes Other Than Income Taxes. . . . . .      173         157          507        504
  Worldwide Electric and Gas Operations. .      578         541        1,797      1,635
                                             ------      ------      -------     ------
          TOTAL EXPENSES . . . . . . . . .    3,041       2,726        8,496      7,518
                                             ------      ------      -------     ------
OPERATING INCOME . . . . . . . . . . . . .      880         806        1,638      1,895
OTHER INCOME, net. . . . . . . . . . . . .       16          12           30         33
                                             ------      ------      -------     ------
INCOME BEFORE INTEREST, PREFERRED
  DIVIDENDS AND INCOME TAXES . . . . . . .      896         818        1,668      1,928

INTEREST AND PREFERRED DIVIDENDS . . . . .      274         249          796        738
                                             ------      ------      -------     ------

INCOME BEFORE INCOME TAXES . . . . . . . .      622         569          872      1,190

INCOME TAXES . . . . . . . . . . . . . . .      219         166          348        403
                                             ------      ------      -------     ------

INCOME BEFORE EXTRAORDINARY ITEMS. . . . .      403         403          524        787

EXTRAORDINARY ITEMS - DISCONTINUANCE OF
  REGULATORY ACCOUNTING FOR GENERATION
  (Note 2) . . . . . . . . . . . . . . . .      (44)         (8)         (35)        (8)
                                             ------      ------      -------     ------

NET INCOME . . . . . . . . . . . . . . . .   $  359      $  395      $   489     $  779
                                             ======      ======      =======     ======

AVERAGE NUMBER OF SHARES OUTSTANDING . . .      322         321          322        320
                                                ===         ===          ===        ===

EARNINGS PER SHARE:
  Before Extraordinary Items . . . . . . .    $1.25       $1.26        $1.63      $2.46
  Extraordinary Loss -
    Discontinuance of Regulatory
    Accounting for Generation. . . . . . .     (.14)       (.03)       (0.11)      (.03)
                                              -----       -----        -----      ----- -
  After Extraordinary Items. . . . . . . .    $1.11       $1.23        $1.52      $2.43
                                              =====       =====        =====      =====

CASH DIVIDENDS PAID PER SHARE. . . . . . .    $0.60       $0.60        $1.80      $1.80
                                              =====       =====        =====      =====

See Notes to Financial Statements beginning on page L-1.




         AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                             September 30,   December 31,
                                                                  2000           1999
                                                             -------------   ------------
                                                                    (in millions)
ASSETS

CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . . . .      $   295        $   659
  Accounts Receivable (net). . . . . . . . . . . . . . . .        3,022          2,027
  Fuel . . . . . . . . . . . . . . . . . . . . . . . . . .          326            436
  Materials and Supplies . . . . . . . . . . . . . . . . .          480            460
  Accrued Utility Revenues . . . . . . . . . . . . . . . .          373            322
  Energy Trading Contracts . . . . . . . . . . . . . . . .        3,660          1,001
  Prepayments and Other. . . . . . . . . . . . . . . . . .          449            169
                                                                -------        -------

          TOTAL CURRENT ASSETS . . . . . . . . . . . . . .        8,605          5,074
                                                                -------        -------

PROPERTY, PLANT AND EQUIPMENT:
  Electric:
    Production . . . . . . . . . . . . . . . . . . . . . .       15,973         15,869
    Transmission . . . . . . . . . . . . . . . . . . . . .        5,590          5,495
    Distribution . . . . . . . . . . . . . . . . . . . . .       10,664         10,432
  Other (including gas and coal mining assets
    and nuclear fuel). . . . . . . . . . . . . . . . . . .        4,027          4,081
  Construction Work in Progress. . . . . . . . . . . . . .        1,295          1,061
                                                                -------        -------
          Total Property, Plant and Equipment. . . . . . .       37,549         36,938
  Accumulated Depreciation and Amortization. . . . . . . .       15,479         15,073
                                                                -------        -------

          NET PROPERTY, PLANT AND EQUIPMENT. . . . . . . .       22,070         21,865
                                                                -------        -------

REGULATORY ASSETS. . . . . . . . . . . . . . . . . . . . .        3,540          3,395
                                                                -------        -------

INVESTMENTS IN POWER AND COMMUNICATIONS PROJECTS . . . . .          879            862
                                                                -------        -------

GOODWILL (net of amortization) . . . . . . . . . . . . . .        1,378          1,531
                                                                -------        -------

OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . .        4,046          2,992
                                                                -------        -------

            TOTAL. . . . . . . . . . . . . . . . . . . . .      $40,518        $35,719
                                                                =======        =======

See Notes to Financial Statements beginning on page L-1.


         AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                            September 30,    December 31,
                                                                2000             1999
                                                            -------------    ------------
                                                                    (in millions)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable . . . . . . . . . . . . . . . . . . . .     $ 1,782         $ 1,280
  Short-term Debt. . . . . . . . . . . . . . . . . . . . .       4,375           3,012
  Long-term Debt Due Within One Year . . . . . . . . . . .         753           1,367
  Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .         598             601
  Interest Accrued . . . . . . . . . . . . . . . . . . . .         232             142
  Obligations Under Capital Leases . . . . . . . . . . . .         128              91
  Energy Trading Contracts . . . . . . . . . . . . . . . .       3,623             964
  Other. . . . . . . . . . . . . . . . . . . . . . . . . .       1,268             609
                                                               -------         -------

          TOTAL CURRENT LIABILITIES. . . . . . . . . . . .      12,759           8,066
                                                               -------         -------

LONG-TERM DEBT . . . . . . . . . . . . . . . . . . . . . .      10,071          10,157
                                                               -------         -------

CERTAIN SUBSIDIARY OBLIGATED, MANDATORILY REDEEMABLE,
  PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING
  SOLELY JUNIOR SUBORDINATED DEBENTURES OF SUCH
  SUBSIDIARIES . . . . . . . . . . . . . . . . . . . . . .         334             335
                                                               -------         -------

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . . . .       5,076           5,150
                                                               -------         -------

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . . . .         537             580
                                                               -------         -------

DEFERRED GAIN ON SALE AND LEASEBACK -
  ROCKPORT PLANT UNIT 2. . . . . . . . . . . . . . . . . .         206             213
                                                               -------         -------

DEFERRED CREDITS AND REGULATORY LIABILITIES. . . . . . . .       1,316             715
                                                               -------         -------

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . . . .       1,641           1,648
                                                               -------         -------

CUMULATIVE PREFERRED STOCKS OF SUBSIDIARIES. . . . . . . .         161             182
                                                               -------         -------

CONTINGENCIES (Note 12)

COMMON SHAREHOLDERS' EQUITY:
  Common Stock-Par Value $6.50:
                                2000          1999
                                ----          ----
    Shares Authorized . . . .600,000,000   600,000,000
    Shares Issued . . . . . .330,993,401   330,692,317
    (8,999,992 shares held in treasury). . . . . . . . . .       2,151          2,149
  Paid-in Capital. . . . . . . . . . . . . . . . . . . . .       2,915          2,898
  Accumulated Other Comprehensive Income (Loss). . . . . .        (155)            (4)
  Retained Earnings. . . . . . . . . . . . . . . . . . . .       3,506          3,630
                                                               -------        -------

          TOTAL COMMON SHAREHOLDERS' EQUITY. . . . . . . .       8,417          8,673
                                                               -------        -------

            TOTAL. . . . . . . . . . . . . . . . . . . . .     $40,518        $35,719
                                                               =======        =======

See Notes to Financial Statements beginning on page L-1.



         AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                     Nine Months Ended
                                                                       September 30,
                                                                  ---------------------
                                                                     2000         1999
                                                                     ----         ----
                                                                       (in millions)

OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . . .   $   489      $   779
  Adjustments for Noncash Items:
    Depreciation and Amortization. . . . . . . . . . . . . . . .       976          976
    Deferred Federal Income Taxes. . . . . . . . . . . . . . . .        40           99
    Deferred Investment Tax Credits. . . . . . . . . . . . . . .       (26)         (26)
    Amortization of Deferred Property Taxes. . . . . . . . . . .       138          138
    Amortization (Deferral) of Cook Plant Restart Costs. . . . .        30          (90)
    Deferred Costs Under Fuel Clause Mechanisms. . . . . . . . .      (276)        (133)
    Extraordinary Loss - Discontinuance of SFAS 71 . . . . . . .        35            8
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . . . .      (927)        (452)
    Fuel, Materials and Supplies . . . . . . . . . . . . . . . .        88         (131)
    Accrued Utility Revenues . . . . . . . . . . . . . . . . . .      (134)        -
    Prepayments and Other. . . . . . . . . . . . . . . . . . . .      (280)         (43)
    Accounts Payable . . . . . . . . . . . . . . . . . . . . . .       445           23
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . . . .        (3)         (46)
    Revenue Refunds Accrued. . . . . . . . . . . . . . . . . . .       (15)         (43)
  Other (net). . . . . . . . . . . . . . . . . . . . . . . . . .       (52)         134
                                                                   -------      -------
        Net Cash Flows From Operating Activities . . . . . . . .       528        1,193
                                                                   -------      -------

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . . . .    (1,204)      (1,147)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (29)         (26)
                                                                   -------      -------
        Net Cash Flows Used For Investing Activities . . . . . .    (1,233)      (1,173)
                                                                   -------      -------

FINANCING ACTIVITIES:
  Issuance of Common Stock . . . . . . . . . . . . . . . . . . .        12           93
  Issuance of Long-term Debt . . . . . . . . . . . . . . . . . .       948          578
  Change in Short-term Debt (net). . . . . . . . . . . . . . . .     1,406          541
  Retirement of Cumulative Preferred Stock . . . . . . . . . . .       (20)          (5)
  Retirement of Long-term Debt . . . . . . . . . . . . . . . . .    (1,400)        (618)
  Other Financing Activities . . . . . . . . . . . . . . . . . .      -             120
  Dividends Paid on Common Stock . . . . . . . . . . . . . . . .      (612)        (624)
                                                                   -------      -------
        Net Cash Flows From Financing Activities . . . . . . . .       334           85
                                                                   -------      -------

Effect of Exchange Rate Change on Cash . . . . . . . . . . . . .         7           (2)

Net Increase (Decrease) in Cash and Cash Equivalents . . . . . .      (364)         103

Cash and Cash Equivalents at Beginning of Period . . . . . . . .       659          330
                                                                   -------      -------
Cash and Cash Equivalents at End of Period . . . . . . . . . . .   $   295      $   433
                                                                   =======      =======

Supplemental Disclosure:
  Cash paid for interest net of capitalized amounts was $685 million and $633 million and for income taxes was $242 million and $172 million in 2000 and 1999, respectively. Noncash acquisitions under capital leases were $79 million and $67 million in 2000 and 1999, respectively.

See Notes to Financial Statements beginning on page L-1.




         AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
             CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                   Accumulated
                                          Additional                  Other
                                Common      Paid-in     Retained   Comprehensive
                                 Stock      Capital     Earnings   Income (Loss)  Total
                                -------   -----------   --------   -------------  -------
                                                      (in millions)

JANUARY 1, 1999                 $2,049     $2,903       $3,507         $  7       $8,466
Conforming Change in
 Accounting Policy                -          -             (14)          -           (14)
Reclassification Adjustment         85        (85)        -              -          -
                                ------     ------       ------         ----       -------
  Adjusted Balance at
   Beginning of Period           2,134      2,818        3,493            7        8,452
Issuance of Common Stock            15         79         -              -            94
Common Stock Dividends            -          -            (624)          -          (624)
Other                             -          -              (1)          -            (1)
                                                                                  ------
                                                                                   7,921
Comprehensive Income:
  Other Comprehensive Income,
  Net of Taxes
    Foreign Currency Translation
     Adjustment                   -          -            -             (30)         (30)
    Unrealized Gains
     on Securities                -          -            -               9            9
   Net Income                     -          -             779           -           779
                                                                                  ------

    Total Comprehensive Income                                                       758
                                ------     ------       ------         ----       ------

SEPTEMBER 30, 1999              $2,149     $2,897       $3,647         $(14)      $8,679
                                ======     ======       ======         ====       ======


JANUARY 1, 2000                 $2,064     $2,983       $3,646         $ (4)      $8,689
Conforming Change in
 Accounting Policy                -          -             (16)          -           (16)
Reclassification Adjustment         85        (85)        -              -          -
                                ------     ------       ------         ----       ----------
  Adjusted Balance at
   Beginning of Period           2,149      2,898        3,630           (4)       8,673
Issuance of Common Stock             2         10         -              -            12
Common Stock Dividends            -          -            (612)          -          (612)
Other                             -             7           (1)          -             6
                                                                                  ------
                                                                                   8,079
Comprehensive Income:
  Other Comprehensive Income,
  Net of Taxes
   Foreign Currency Translation
    Adjustment                    -          -            -             (171)       (171)
   Reclassification Adjustment
    For Loss Included in
     Net Income                   -          -            -               20          20
  Net Income                      -          -             489           -           489
                                                                                  ------

 Total Comprehensive Income                                                          338
                                ------     ------       ------         -----      ------

SEPTEMBER 30, 2000              $2,151     $2,915       $3,506         $(155)     $8,417
                                ======     ======       ======         =====      ======

See Notes to Financial Statements beginning on page L-1.


         AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                    THIRD QUARTER 2000 vs. THIRD QUARTER 1999
                                       AND
                     YEAR-TO-DATE 2000 vs. YEAR-TO-DATE 1999

        Income before extraordinary items remained constant for the quarter and decreased by $263 million or 33% for the year-to-date period due predominately to the expensing of costs related to AEP's recently completed merger with CSW and a write down to market of a CSW investment in a company based in Chile in the second quarter and increased costs to restart the Cook Nuclear Plant. Extraordinary losses were recorded in both periods as a result of discontinuing SFAS 71 regulatory accounting in the Ohio jurisdiction in 2000 and Texas and Arkansas jurisdictions in 1999.
        Excluding extraordinary items, increased Cook Plant restart costs, merger expenses and the write down of the Chilean investment, comparative income before extraordinary items for the third quarter and nine months ended September were favorable. This favorable result was predominately due to increases in wholesale marketing sales and net revenues from trading.
        Income statement line items which changed significantly were:

                                              Increase (Decrease)
                                      Third Quarter   Year-to-Date
                                      (in millions) % (in millions) %

Revenues:
  Domestic Electric Utilities. . . . . .  $305     10     $557      7
  Worldwide Electric and Gas Operations.    84     14      164      9
Fuel and Purchased Power Expense . . . .   165     15      400     15
Maintenance and Other Operation
   Expense . . . . . . . . . . . . . . .    78     11      204     10
Merger Costs . . . . . . . . . . . . . .    20    N.M.     181    N.M.
Worldwide Electric and Gas Operations
   Expense . . . . . . . . . . . . . . .    37      7      162     10
Interest and Preferred Dividends . . . .    25     10       58      8
Income Taxes . . . . . . . . . . . . . .    53     32      (55)   (14)

N.M. = Not Meaningful

        Domestic revenues increased in the third quarter due to increased fuel-related revenues, reflecting higher fuel and purchased power expenses, discussed below, and increased wholesale sales to and forward net trades with other utilities and marketers by the domestic electric utility business. These domestic wholesale revenue increases were offset by a decline in industrial retail sales which reflects the expiration of a long-term contract on December 31, 1999. The increase in wholesale sales resulted from growing the energy marketing and trading operations, favorable wholesale market conditions and the availability of additional generation due to the return to service of one of the Cook Nuclear Units in June 2000 and improved generating unit outage management.
        Revenues from worldwide electric and gas operations increased primarily due to increased natural gas and gas liquid product prices. Volumes of natural gas remained consistent with the prior year, however, prices have increased significantly rebounding from a depressed gas market during 1999.
        The increase in fuel and purchased power expense was primarily attributable to a significant increase in the cost of natural gas used for generation.
        Maintenance and other operation expense increased for the quarter due to increased usage of and prices for emission allowances, higher ERCOT transmission charges and increases in employee related expenses. The increase in emission allowance usage and prices resulted from the stricter air quality standards of Phase II of the 1990 Clean Air Act Amendments which became effective January 1, 2000. The increase in transmission expenses resulted from higher prices for the ERCOT transmission usage. Each year ERCOT establishes new rates to allocate the cost of the Texas transmission system to Texas electric utilities. Accruals for incentive compensation caused the increase in employee related expenses. The increase in maintenance and other operation expense for the year-to-date period was mainly due to increased expenditures to prepare the Cook Plant nuclear units for restart following an extended NRC monitored outage. The increase results from the effect of deferring restart costs in 1999 and an increase in the restart expenditure level. The Cook Plant began an extended outage in September 1997 when both nuclear generating units were shut down because of questions regarding the operability of certain safety systems. In 1999 a portion of incremental restart expenses were deferred in accordance with IURC and MPSC settlement agreements which resolved all jurisdictional rate-related issues related to the Cook Plant's extended outage. Unit 2 returned to service in June and achieved full power operation on July 5, 2000. Management expects, barring any unforeseen events, that Unit 1 will be restarted in the first quarter of 2001.
        With the consummation of the merger with CSW, certain merger costs were expensed. The merger costs expensed included transaction and transition costs not allocable to and recoverable from ratepayers under regulatory commission approved settlement agreements to share net merger savings.
        Worldwide electric and gas operations expense rose in the quarter due mainly to a significant increase in prices for natural gas used to produce gas liquid products. For the year-to-date period, the increase in worldwide electric and gas operations expense was due to the increase in natural gas prices and a second quarter write down to market value of an available-for-sale investment in a Chilean-based electric company.
        Interest and preferred dividends increased due to an increase in average outstanding short-term debt balances and an increase in average short-term debt interest rates reflecting increased short-term cash demands and short-term debt market conditions.
        The third quarter increase in income taxes results from increased pre-tax income and the favorable effect of a 1999 foreign tax credit. The decrease in income taxes in the year-to-date period is predominately due to a decrease in pre-tax income.




                                AEP GENERATING COMPANY
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                            Three Months Ended    Nine Months Ended
                                              September 30,          September 30,
                                             2000      1999         2000        1999
                                             ----      ----         ----        ----
                                                         (in thousands)

OPERATING REVENUES . . . . . . . . . . .   $55,658    $57,235     $169,452    $161,674
                                           -------    -------     --------    --------

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . .    25,308     28,556       75,791      68,983
  Rent - Rockport Plant Unit 2 . . . . .    17,071     17,071       51,212      51,212
  Other Operation. . . . . . . . . . . .     1,840      2,447        6,894       7,909
  Maintenance. . . . . . . . . . . . . .     2,042      1,457        7,723       8,208
  Depreciation . . . . . . . . . . . . .     5,558      5,459       16,604      16,382
  Taxes Other Than Federal Income Taxes.     1,164      1,398        3,414       3,890
  Federal Income Tax Expense (Credit). .       466        (74)       1,464         807
                                           -------    -------     --------    --------

          TOTAL OPERATING EXPENSES . . .    53,449     56,314      163,102     157,391
                                           -------    -------     --------    --------

OPERATING INCOME . . . . . . . . . . . .     2,209        921        6,350       4,283

NONOPERATING INCOME. . . . . . . . . . .       869        885        2,638       2,630
                                           -------    -------     --------    --------

INCOME BEFORE INTEREST CHARGES . . . . .     3,078      1,806        8,988       6,913

INTEREST CHARGES . . . . . . . . . . . .     1,106        848        2,918       2,119
                                           -------    -------     --------    --------

NET INCOME . . . . . . . . . . . . . . .   $ 1,972    $   958     $  6,070    $  4,794
                                           =======    =======     ========    ========



                         STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                           Three Months Ended      Nine Months Ended
                                              September 30,           September 30,
                                             2000      1999         2000        1999
                                             ----      ----         ----        ----
                                                         (in thousands)

BALANCE AT BEGINNING OF PERIOD . . . . .    $5,836    $4,460       $3,673      $2,770

NET INCOME . . . . . . . . . . . . . . .     1,972       958        6,070       4,794

CASH DIVIDENDS DECLARED. . . . . . . . .       -       2,073        1,935       4,219
                                            ------    ------       ------      ------

BALANCE AT END OF PERIOD . . . . . . . .    $7,808    $3,345       $7,808      $3,345
                                            ======    ======       ======      ======

The common stock of the Company is wholly owned by AEP.

See Notes to Financial Statements beginning on page L-1.




                             AEP GENERATING COMPANY
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                            September 30,  December 31,
                                                                2000           1999
                                                            -------------  ------------
                                                                   (in thousands)
ASSETS

ELECTRIC UTILITY PLANT:

  Production. . . . . . . . . . . . . . . . . . . . . . . .   $635,389       $629,286
  General . . . . . . . . . . . . . . . . . . . . . . . . .      2,587          2,400
  Construction Work in Progress . . . . . . . . . . . . . .      3,463          8,407
                                                              --------       --------

          Total Electric Utility Plant. . . . . . . . . . .    641,439        640,093

  Accumulated Depreciation. . . . . . . . . . . . . . . . .    310,815        295,065
                                                              --------       --------


          NET ELECTRIC UTILITY PLANT. . . . . . . . . . . .    330,624        345,028
                                                              --------       --------

CURRENT ASSETS:

  Cash and Cash Equivalents . . . . . . . . . . . . . . . .        189            317
  Accounts Receivable:
    Affiliated Companies. . . . . . . . . . . . . . . . . .     38,442         22,464
    Miscellaneous . . . . . . . . . . . . . . . . . . . . .      2,186          2,643
  Fuel. . . . . . . . . . . . . . . . . . . . . . . . . . .     17,999         17,505
  Materials and Supplies. . . . . . . . . . . . . . . . . .      4,203          3,966
  Prepayments . . . . . . . . . . . . . . . . . . . . . . .       -               150
                                                              --------       --------


          TOTAL CURRENT ASSETS. . . . . . . . . . . . . . .     63,019         47,045
                                                              --------       --------


REGULATORY ASSETS . . . . . . . . . . . . . . . . . . . . .      5,564          5,744
                                                              --------       --------


DEFERRED CHARGES. . . . . . . . . . . . . . . . . . . . . .      1,567            823
                                                              --------       --------




            TOTAL . . . . . . . . . . . . . . . . . . . . .   $400,774       $398,640
                                                              ========       ========

See Notes to Financial Statements beginning on page L-1.



                             AEP GENERATING COMPANY
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                            September 30,  December 31,
                                                                 2000          1999
                                                            -------------  ------------
                                                                   (in thousands)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common Stock - Par Value $1,000:
    Authorized and Outstanding - 1,000 Shares . . . . . . .   $  1,000       $  1,000
  Paid-in Capital . . . . . . . . . . . . . . . . . . . . .     24,369         29,235
  Retained Earnings . . . . . . . . . . . . . . . . . . . .      7,808          3,673
                                                              --------       --------

          TOTAL CAPITALIZATION AND
                 COMMON SHAREHOLDER'S EQUITY . . . . . . . . . .     33,177         33,908
                                                                   --------       --------

OTHER NONCURRENT LIABILITIES. . . . . . . . . . . . . . . .        421            592
                                                              --------       --------

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year. . . . . . . . . . . .     44,806         44,800
  Short-term Debt - Notes Payable . . . . . . . . . . . . .       -            24,700
  Advances from Affiliates. . . . . . . . . . . . . . . . .     31,574           -
  Accounts Payable:
    General . . . . . . . . . . . . . . . . . . . . . . . .      6,576          7,539
    Affiliated Companies. . . . . . . . . . . . . . . . . .      4,783         19,451
  Taxes Accrued . . . . . . . . . . . . . . . . . . . . . .      8,907          4,285
  Rent Accrued - Rockport Plant Unit 2. . . . . . . . . . .     23,427          4,963
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .      4,228          4,763
                                                              --------       --------

          TOTAL CURRENT LIABILITIES . . . . . . . . . . . .    124,301        110,501
                                                              --------       --------

DEFERRED GAIN ON SALE AND LEASEBACK -
  ROCKPORT PLANT UNIT 2 . . . . . . . . . . . . . . . . . .    123,581        127,759
                                                              --------       --------

REGULATORY LIABILITIES:
  Deferred Investment Tax Credits . . . . . . . . . . . . .     60,603         63,114
  Amounts Due to Customers for Income Taxes . . . . . . . .     24,527         26,266
                                                              --------       --------

          TOTAL REGULATORY LIABILITIES. . . . . . . . . . .     85,130         89,380
                                                              --------       --------

DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . .     34,014         36,500
                                                              --------       --------

DEFERRED CREDITS. . . . . . . . . . . . . . . . . . . . . .        150           -
                                                              --------       --------

CONTINGENCIES (Note 12)

            TOTAL . . . . . . . . . . . . . . . . . . . . .   $400,774       $398,640
                                                              ========       ========

See Notes to Financial Statements beginning on page L-1.



                             AEP GENERATING COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                 Nine Months Ended
                                                                   September 30,
                                                                 2000          1999
                                                                 ----          ----
                                                                   (in thousands)

OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . .   $  6,070      $  4,794
  Adjustments for Noncash Items:
    Depreciation . . . . . . . . . . . . . . . . . . . . . .     16,604        16,382
    Deferred Federal Income Taxes. . . . . . . . . . . . . .     (4,225)       (3,994)
    Deferred Investment Tax Credits. . . . . . . . . . . . .     (2,511)       (2,516)
    Amortization of Deferred Gain on Sale
      and Leaseback - Rockport Plant Unit 2. . . . . . . . .     (4,178)       (4,178)
    Deferred Property Taxes. . . . . . . . . . . . . . . . .       (807)         (827)
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable. . . . . . . . . . . . . . . . . . .    (15,521)          772
    Fuel, Materials and Supplies . . . . . . . . . . . . . .       (731)       (7,886)
    Accounts Payable . . . . . . . . . . . . . . . . . . . .    (15,631)        6,890
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .      4,622         2,919
    Rent Accrued - Rockport Plant Unit 2 . . . . . . . . . .     18,464        18,464
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .      1,056        (2,549)
                                                               --------      --------
        Net Cash Flows From Operating Activities . . . . . .      3,212        28,271
                                                               --------      --------

INVESTING ACTIVITIES - Construction Expenditures . . . . . .     (3,413)       (5,671)
                                                               --------      --------

FINANCING ACTIVITIES:
  Return of Capital to Parent Company. . . . . . . . . . . .     (4,866)       (6,000)
  Change in Short-term Debt (net). . . . . . . . . . . . . .    (24,700)      (10,625)
  Change in Advances from Affiliates (net) . . . . . . . . .     31,574          -
  Dividends Paid . . . . . . . . . . . . . . . . . . . . . .     (1,935)       (4,219)
                                                               --------      --------
        Net Cash Flows From (Used For) Financing Activities.         73       (20,844)
                                                               --------      --------

Net Increase (Decrease) in Cash and Cash Equivalents . . . .       (128)        1,756
Cash and Cash Equivalents at Beginning of Period . . . . . .        317           232
                                                               --------      --------
Cash and Cash Equivalents at End of Period . . . . . . . . .   $    189      $  1,988
                                                               ========      ========

Supplemental Disclosure:
  Cash paid for interest net of capitalized amounts was $2,671,000 and $1,889,000 and for income taxes was $3,101,000 and $4,458,000 in 2000 and
  1999, respectively.

See Notes to Financial Statements beginning on page L-1.

                             AEP GENERATING COMPANY
            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

                    THIRD QUARTER 2000 vs. THIRD QUARTER 1999
                                       AND
                     YEAR-TO-DATE 2000 vs. YEAR-TO-DATE 1999

        Operating revenues are derived from the sale of Rockport Plant energy and capacity to two affiliated companies and in 1999 one unaffiliated utility pursuant to FERC approved long-term unit power agreements. The unit power agreements provide for recovery of costs including a FERC approved rate of return on common equity and a return on other capital net of temporary cash investments.
        Net income increased $1 million or 106% for the third quarter primarily as a result of the effect of expenses incurred in the third quarter of 1999 that were included in billings to wholesale customers in the fourth quarter of 1999, partially offset by a return of capital that decreased the equity return. Also contributing to the $1.3 million or 27% increase in net income for the year-to-date period was the effect on billings to wholesale customers of the placing in-service of plant additions. The transfer of construction work in progress to in-service plant increases the billings because the AFUDC rate is lower than the equity return billed.
        Income statement line items which changed significantly were:

                                          Increase (Decrease)
                                 Third Quarter      Year-to-Date
                                 (in millions)   %  (in millions)   %

Operating Revenues . . . . . . .     $(1.6)     (3)     $ 7.8       5
Fuel Expense . . . . . . . . . .      (3.2)    (11)       6.8      10
Other Operation Expense. . . . .      (0.6)    (25)      (1.0)    (13)
Maintenance Expense. . . . . . .       0.6      40       (0.5)     (6)
Taxes Other Than Federal
  Income Taxes . . . . . . . . .      (0.2)    (17)      (0.5)    (12)
Federal Income Taxes . . . . . .       0.5     N.M.       0.7      81
Interest Charges . . . . . . . .       0.3      30        0.8      38

N.M. = Not Meaningful

        Operating revenues decreased for the quarter as a result of a decrease in generation of 14% reflecting reduced availability of the Rockport Plant units.
        The increase in year-to-date operating revenues resulted primarily from an increase in recoverable expenses as generation increased due to the availability of the Rockport Plant. In 1999 planned maintenance outages reduced the availability of the Rockport Plant units. Shorter outages in the first and second quarters of 2000 allowed the Rockport Plant units to generate 22% more electricity in the first six months of 2000 than in 1999.
        Fuel expense decreased for the quarter and increased for the year-to-date period resulting from a decrease and an increase, respectively, in generation.
        The effect of an unfavorable accrual adjustment for a FERC operating assessment recorded in 1999 was the primary reason for the decrease in other operation expense. Also contributing to the year-to-date decrease was a reduction in pension expense due to favorable pension fund performance and an insurance recovery for damaged rail cars.
        The reduction in the number of outages and the shorter length of planned outages accounted for the decrease in maintenance expense for the year-to-date period. The increase in maintenance expense for the quarter was due to outages for both units in the current period.
        Taxes other than federal income taxes declined due to a decrease in state income taxes attributable to the filing of a consolidated tax return with an affiliate that had reduced taxable income.
        Federal income taxes attributable to operations increased due to an increase in pre-tax income.
        The increase in interest charges was due to an increase in the average outstanding short-term debt balances and an increase in average interest rates on short-term and variable rate debt reflecting the Company's short-term cash demands and market conditions for short-term interest rates.




                   APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                            Three Months Ended         Nine Months Ended
                                              September 30,             September 30,
                                           2000        1999          2000         1999
                                           ----        ----          ----         ----
                                                         (in thousands)

OPERATING REVENUES . . . . . . . . . . . $475,092    $441,435     $1,360,687   $1,242,903
                                         --------    --------     ----------   ----------
OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . .   88,769     108,701        279,989      331,933
  Purchased Power. . . . . . . . . . . .  128,489      93,041        327,463      204,680
  Other Operation. . . . . . . . . . . .   72,297      59,090        194,504      182,001
  Maintenance. . . . . . . . . . . . . .   29,369      26,240         86,683       93,112
  Depreciation and Amortization. . . . .   42,798      37,700        120,035      111,475
  Taxes Other Than Federal Income Taxes.   30,088      29,201         89,550       89,242
  Federal Income Taxes . . . . . . . . .   17,532      21,153         60,259       49,445
                                         --------    --------     ----------   ----------

          TOTAL OPERATING EXPENSES . . .  409,342     375,126      1,158,483    1,061,888
                                         --------    --------     ----------   ----------
OPERATING INCOME . . . . . . . . . . . .   65,750      66,309        202,204      181,015
NONOPERATING INCOME. . . . . . . . . . .    2,399       1,925          6,607        1,152
                                         --------    --------     ----------   ----------
INCOME BEFORE INTEREST CHARGES . . . . .   68,149      68,234        208,811      182,167
INTEREST CHARGES . . . . . . . . . . . .   32,037      32,573         94,795       96,209
                                         --------    --------     ----------   ----------
INCOME BEFORE EXTRAORDINARY ITEM . . . .   36,112      35,661        114,016       85,958
EXTRAORDINARY GAIN - DISCONTINUANCE OF
 REGULATORY ACCOUNTING FOR GENERATION
 (INCLUSIVE OF TAX BENEFIT
 OF $7,872,000). . . . . . . . . . . . .     -           -             8,938         -
                                         --------    --------     ----------   ----------
NET INCOME . . . . . . . . . . . . . . .   36,112      35,661        122,954       85,958
PREFERRED STOCK DIVIDEND REQUIREMENTS. .      750         667          2,015        2,015
                                         --------    --------     ----------   ----------
EARNINGS APPLICABLE TO COMMON STOCK. . . $ 35,362    $ 34,994     $  120,939   $   83,943
                                         ========    ========     ==========   ==========

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                           Three Months Ended        Nine Months Ended
                                             September 30,             September 30,
                                           2000        1999          2000         1999
                                           ----        ----          ----         ----
                                                         (in thousands)
BALANCE AT BEGINNING OF PERIOD . . . . . $198,126    $167,714     $175,854       $179,461
NET INCOME . . . . . . . . . . . . . . .   36,112      35,661      122,954         85,958
DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock . . . . . . . . . . . .   31,653      30,348       94,959         91,044
    Cumulative Preferred Stock . . . . .      375         558        1,425          1,690
  Capital Stock Expense. . . . . . . . .      375         109          589            325
                                         --------    --------     --------       --------

BALANCE AT END OF PERIOD . . . . . . . . $201,835    $172,360     $201,835       $172,360
                                         ========    ========     ========       ========

The common stock of the Company is wholly owned by AEP.

See Notes to Financial Statements beginning on page L-1.



                   APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                         September 30,    December 31,
                                                              2000            1999
                                                         -------------    ------------
                                                                 (in thousands)
ASSETS

ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .     $2,042,497      $2,014,968
  Transmission . . . . . . . . . . . . . . . . . . . .      1,173,720       1,151,377
  Distribution . . . . . . . . . . . . . . . . . . . .      1,793,783       1,741,685
  General. . . . . . . . . . . . . . . . . . . . . . .        248,938         247,798
  Construction Work in Progress. . . . . . . . . . . .        100,553         107,123
                                                           ----------      ----------
          Total Electric Utility Plant . . . . . . . .      5,359,491       5,262,951
  Accumulated Depreciation and Amortization. . . . . .      2,163,483       2,079,490
                                                           ----------      ----------

          NET ELECTRIC UTILITY PLANT . . . . . . . . .      3,196,008       3,183,461
                                                           ----------      ----------



OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .        251,775         160,546
                                                           ----------      ----------



CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .          7,167          64,828
  Advances to Affiliates . . . . . . . . . . . . . . .          8,626            -
  Accounts Receivable:
    Customers. . . . . . . . . . . . . . . . . . . . .        192,113         109,525
    Affiliated Companies . . . . . . . . . . . . . . .         42,175          37,827
    Miscellaneous. . . . . . . . . . . . . . . . . . .         21,216           9,154
    Allowance for Uncollectible Accounts . . . . . . .         (2,181)         (2,609)
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .         43,046          58,161
  Materials and Supplies . . . . . . . . . . . . . . .         63,113          56,917
  Accrued Utility Revenues . . . . . . . . . . . . . .         40,470          53,418
  Energy Trading Contracts . . . . . . . . . . . . . .        420,386         143,777
  Prepayments. . . . . . . . . . . . . . . . . . . . .          6,257           7,713
                                                           ----------      ----------

          TOTAL CURRENT ASSETS . . . . . . . . . . . .        842,388         538,711
                                                           ----------      ----------


REGULATORY ASSETS. . . . . . . . . . . . . . . . . . .        441,601         436,894
                                                           ----------      ----------


DEFERRED CHARGES . . . . . . . . . . . . . . . . . . .         24,817          34,788
                                                           ----------      ----------

            TOTAL. . . . . . . . . . . . . . . . . . .     $4,756,589      $4,354,400
                                                           ==========      ==========

See Notes to Financial Statements beginning on page L-1.




                   APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                       September 30,    December 31,
                                                            2000            1999
                                                       -------------    ------------
                                                               (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - No Par Value:
    Authorized -  30,000,000 Shares
    Outstanding - 13,499,500 Shares. . . . . . . . . .   $  260,458      $  260,458
  Paid-in Capital. . . . . . . . . . . . . . . . . . .      715,066         714,259
  Retained Earnings. . . . . . . . . . . . . . . . . .      201,835         175,854
                                                         ----------      ----------
          Total Common Shareholder's Equity. . . . . .    1,177,359       1,150,571
  Cumulative Preferred Stock:
    Not Subject to Mandatory Redemption. . . . . . . .       17,818          18,491
    Subject to Mandatory Redemption. . . . . . . . . .       10,860          20,310
  Long-term Debt . . . . . . . . . . . . . . . . . . .    1,435,496       1,539,302
                                                         ----------      ----------

          TOTAL CAPITALIZATION . . . . . . . . . . . .    2,641,533       2,728,674
                                                         ----------      ----------

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . .      117,150         132,130
                                                         ----------      ----------

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year . . . . . . . . .      175,005         126,005
  Short-term Debt. . . . . . . . . . . . . . . . . . .      100,025         123,480
  Accounts Payable - General . . . . . . . . . . . . .      116,545          59,150
  Accounts Payable - Affiliated Companies. . . . . . .       86,635          42,459
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .       63,122          49,038
  Customer Deposits. . . . . . . . . . . . . . . . . .       12,607          12,898
  Interest Accrued . . . . . . . . . . . . . . . . . .       35,424          19,079
  Energy Trading Contracts . . . . . . . . . . . . . .      411,887         140,279
  Other. . . . . . . . . . . . . . . . . . . . . . . .       64,177          71,044
                                                         ----------      ----------

          TOTAL CURRENT LIABILITIES. . . . . . . . . .    1,065,427         643,432
                                                         ----------      ----------

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . .      679,784         671,917
                                                         ----------      ----------

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .       44,562          57,259
                                                         ----------      ----------

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . .      208,133         120,988
                                                         ----------      ----------

CONTINGENCIES (Note 12)

            TOTAL. . . . . . . . . . . . . . . . . . .   $4,756,589      $4,354,400
                                                         ==========      ==========

See Notes to Financial Statements beginning on page L-1.




                   APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                 Nine Months Ended
                                                                    September 30,
                                                                 2000           1999
                                                                 ----           ----
                                                                    (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . .  $ 122,954       $ 85,958
  Adjustments for Noncash Items:
    Depreciation and Amortization. . . . . . . . . . . . . .    120,119        112,264
    Deferred Federal Income Taxes. . . . . . . . . . . . . .     14,059         10,947
    Deferred Investment Tax Credits. . . . . . . . . . . . .     (3,446)        (3,516)
    Provision for Rate Refunds . . . . . . . . . . . . . . .     (4,818)         5,139
    Deferred Power Supply Costs (net). . . . . . . . . . . .    (80,232)        27,715
    Amortization of Deferred Property Taxes. . . . . . . . .     13,051         13,302
    Extraordinary Gain - Discontinuance of SFAS No. 71 . . .     (8,938)          -
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .    (99,426)        21,766
    Fuel, Materials and Supplies . . . . . . . . . . . . . .      8,919         (8,377)
    Accrued Utility Revenues . . . . . . . . . . . . . . . .     12,948          5,409
    Accounts Payable . . . . . . . . . . . . . . . . . . . .    101,571        (27,582)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .     14,084         (1,775)
    Interest Accrued . . . . . . . . . . . . . . . . . . . .     16,345         10,255
    Revenue Refunds Accrued. . . . . . . . . . . . . . . . .       -           (95,267)
  Payment of Disputed Tax and Interest Related to COLI . . .       -            (4,124)
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .     42,216        (31,362)
                                                              ---------      ---------
        Net Cash Flows From Operating Activities . . . . . .    269,406        120,752
                                                              ---------      ---------

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . .   (132,290)      (134,645)
  Proceeds from Sale of Property . . . . . . . . . . . . . .        160            274
                                                              ---------      ---------
        Net Cash Flows Used For Investing Activities . . . .   (132,130)      (134,371)
                                                              ---------      ---------

FINANCING ACTIVITIES:
  Capital Contributions from Parent Company. . . . . . . . .       -            25,000
  Issuance of Long-term Debt . . . . . . . . . . . . . . . .     74,788        148,751
  Change in Short-term Debt (net). . . . . . . . . . . . . .    (23,455)        42,980
  Change in Advances to Affiliates (net) . . . . . . . . . .     (8,626)          -
  Retirement of Cumulative Preferred Stock . . . . . . . . .     (9,905)          (587)
  Retirement of Long-term Debt . . . . . . . . . . . . . . .   (131,202)       (86,687)
  Dividends Paid on Common Stock . . . . . . . . . . . . . .    (94,959)       (91,044)
  Dividends Paid on Cumulative Preferred Stock . . . . . . .     (1,578)        (1,699)
                                                              ---------      ---------
        Net Cash Flows From (Used For) Financing Activities.   (194,937)        36,714
                                                              ---------      ---------

Net Increase (Decrease) in Cash and Cash Equivalents . . . .    (57,661)        23,095
Cash and Cash Equivalents at Beginning of Period . . . . . .     64,828          7,755
                                                              ---------      ---------
Cash and Cash Equivalents at End of Period . . . . . . . . .  $   7,167      $  30,850
                                                              =========      =========

Supplemental Disclosure:
  Cash paid for interest net of capitalized amounts was $75,938,000 and $83,069,000 and for income taxes was $30,503,000 and $33,996,000 in 2000 and
  1999, respectively. Noncash acquisitions under capital leases were $11,312,000 and $12,132,000 in 2000 and 1999, respectively.

See Notes to Financial Statements beginning on page L-1.

                   APPALACHIAN POWER COMPANY AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                    THIRD QUARTER 2000 vs. THIRD QUARTER 1999
                                       AND
                     YEAR-TO-DATE 2000 vs. YEAR-TO-DATE 1999

        Income before extraordinary items increased slightly for the quarter and increased by $28 million or 33% for the year-to-date period largely due to increased operating income. An extraordinary gain from the discontinuance of SFAS 71 regulatory accounting of $9 million after tax was recorded in June 2000 (See Note 9 - Industry Restructuring).
        Income statement line items which changed significantly were:
                                         Increase (Decrease)
                                 Third Quarter        Year-to-Date
                                (in millions)  %   (in millions)   %

Operating Revenues . . . . . . .    $ 34       8       $118        9
Fuel Expense . . . . . . . . . .     (20)    (18)       (52)     (16)
Purchased Power Expense. . . . .      35      38        123       60
Other Operation Expense. . . . .      13      22         13        7
Maintenance Expense. . . . . . .       3      12         (6)      (7)
Depreciation and Amortization. .       5      14          9        8
Federal Income Taxes . . . . . .      (4)    (17)        11       22
Extraordinary Gain . . . . . . .      -       -           9      N.M.

N.M. = Not Meaningful
The increase in operating revenues and purchased power expense resulted from the Company's share of increased wholesale electricity transactions by the AEP Power Pool. The Company as a member of the AEP Power Pool shares in the revenues and costs of the AEP Power Pool's wholesale sales to and forward trades with other utility systems and power marketers. The Company's share of the AEP Power Pool's wholesale sales are recorded as operating revenues and purchased power expense. Forward trading sales and purchases within the AEP System's traditional marketing area (within two transmission systems of the AEP System) are recorded on a net basis in operating revenues. Wholesale Power Pool sales increased as a result of growing the AEP Power marketing and trading operation, favorable wholesale market conditions and increased availability of AEP Power Pool generation for wholesale sales. The increase in AEP Power Pool generation availability was due to an affiliate's nuclear out of service unit going on line in June 2000, a major industrial customer's decision not to continue purchasing its power from an affiliate, and improved generating unit outage management.


        Fuel expense decreased due to the combined effect of the discontinuance of deferred accounting for over or under recovery of fuel cost effective January 1, 2000 as a result of the discontinuance of cost based rate making in WV and a decrease in the average cost of fuel consumed.
        The increase in other operation expense was due to increased marketing and trading costs including increased accruals for incentive compensation and an increase in transmission equalization payments. Under the AEP East Region
Transmission Agreement, the Company shares the costs associated with the ownership of the extra-high voltage transmission system and certain facilities at lower voltages based upon each company's MLR and investment. An increase in the Company's MLR was the main reason for the increase in transmission equalization charges.
        The increase in maintenance expense in the third quarter is due to the effect of performing generating plant boiler plant maintenance repairs to the Amos Plant in 2000. The decrease in maintenance expense in the year-to-date period is due to the effect of performing more extensive boiler plant maintenance repairs during 1999 than in 2000 and the effect of recording two years of storm damage amortization in 1999 pursuant to a Virginia SCC order.
        Depreciation and amortization expense increased due to the amortization beginning in July 2000 of a new transition regulatory asset established in June 2000 for the net generation-related regulatory assets related to the Company's Virginia and West Virginia jurisdictions that were transferred to the distribution portion of the business and are currently being recovered through regulated rates (see Note 9 for further discussion of the effects of restructuring). Additional investments in distribution plant also contributed to the increase in depreciation and amortization expense.
        The decrease in federal income taxes for the quarter was primarily due to changes in certain book/tax timing differences accounted for on a flow-through basis for rate-making and financial reporting purposes and a decrease in pre-tax operating income. For the year-to-date period, federal income taxes attributable to operations increased primarily due to an increase in pre-tax operating income.
        The extraordinary gain recorded in the second quarter of 2000 was the result of the discontinuance of SFAS 71, for the generation portion of the Company's business in Virginia and West Virginia. Based on management's belief that all net regulatory assets related to the Virginia and West Virginia generation business will be recovered, the Company's generation-related net regulatory assets were transferred to the regulated distribution portion of the business and are being amortized as they are recovered through rates. The Company performed an accounting impairment analysis of its generation assets under SFAS 121 and concluded there was no accounting impairment of generation assets.


                     CENTRAL POWER AND LIGHT COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                          Three Months Ended       Nine Months Ended
                                             September 30,            September 30,
                                             2000      1999         2000        1999
                                             ----      ----         ----        ----
                                                         (in thousands)

OPERATING REVENUES . . . . . . . . . . .   $601,369   $495,653   $1,355,608 $1,161,714
                                           --------   --------   ---------- ----------
OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . .    181,827    138,020      412,065    312,333
  Purchased Power. . . . . . . . . . . .     75,398     24,229      130,754     53,624
  Other Operation. . . . . . . . . . . .    101,116     69,288      230,725    198,180
  Maintenance. . . . . . . . . . . . . .     12,780     13,615       44,676     48,797
  Depreciation and Amortization. . . . .     41,970     68,160      137,055    154,531
  Taxes Other Than Federal Income Taxes.     19,717     14,899       57,173     61,194
  Federal Income Taxes . . . . . . . . .     47,908     39,943       88,140     79,784
                                           --------   --------   ---------- ----------
          TOTAL OPERATING EXPENSES . . .    480,716    368,154    1,100,588    908,443
                                           --------   --------   ---------- ----------

OPERATING INCOME . . . . . . . . . . . .    120,653    127,499      255,020    253,271

NONOPERATING INCOME. . . . . . . . . . .        818      2,080        3,180      4,227
                                           --------   --------   ---------- ----------

INCOME BEFORE INTEREST CHARGES . . . . .    121,471    129,579      258,200    257,498

INTEREST CHARGES . . . . . . . . . . . .     31,497     25,590       92,534     85,463
                                           --------   --------   ---------- ----------

NET INCOME . . . . . . . . . . . . . . .     89,974    103,989      165,666    172,035

PREFERRED STOCK DIVIDEND REQUIREMENTS. .         60      1,979          181      5,527
                                           --------   --------   ---------- ----------

EARNINGS APPLICABLE TO COMMON STOCK. . .   $ 89,914   $102,010   $  165,485 $  166,508
                                           ========   ========   ========== ==========

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                          Three Months Ended        Nine Months Ended
                                              September 30,           September 30,
                                             2000      1999         2000        1999
                                             ----      ----         ----        ----
                                                         (in thousands)
BALANCE AT BEGINNING OF PERIOD
  AS PREVIOUSLY REPORTED . . . . . . .    $756,465  $730,419      $764,225    $739,031
CONFORMING CHANGE IN ACCOUNTING POLICY        -       (5,535)       (5,331)     (4,644)
                                          --------  --------      --------    --------
ADJUSTED BALANCE AT BEGINNING OF
  PERIOD . . . . . . . . . . . . . . . .   756,465   724,884       758,894     734,387
NET INCOME . . . . . . . . . . . . . . .    89,974   103,989       165,666     172,035

DEDUCTIONS:
  Cash Dividends Declared:
        Common Stock . . . . . . . . . .    39,000    37,000       117,000     111,000
        Preferred Stock. . . . . . . . .        60     1,979           181       5,527
  Other. . . . . . . . . . . . . . . . .         1        (2)            1          (1)
                                          --------  --------      --------    --------

BALANCE AT END OF PERIOD . . . . . . . .  $807,378  $789,896      $807,378    $789,896
                                          ========  ========      ========    ========

The Company is a wholly owned subsidiary of AEP.

See Notes to Financial Statements beginning on page L-1.



                CENTRAL POWER AND LIGHT COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                            September 30,  December 31,
                                                                 2000          1999
                                                            -------------  -----------
                                                                   (in thousands)
ASSETS

ELECTRIC UTILITY PLANT:
  Production. . . . . . . . . . . . . . . . . . . . . . . .  $3,174,186     $3,152,319
  Transmission. . . . . . . . . . . . . . . . . . . . . . .     582,395        566,629
  Distribution. . . . . . . . . . . . . . . . . . . . . . .   1,205,873      1,157,091
  General . . . . . . . . . . . . . . . . . . . . . . . . .     236,292        307,378
  Construction Work in Progress . . . . . . . . . . . . . .     106,495        101,550
  Nuclear Fuel. . . . . . . . . . . . . . . . . . . . . . .     229,094        226,927
                                                             ----------     ----------

          Total Electric Utility Plant. . . . . . . . . . .   5,534,335      5,511,894

  Accumulated Depreciation. . . . . . . . . . . . . . . . .   2,277,409      2,263,925
                                                             ----------     ----------

          Net Electric Utility Plant. . . . . . . . . . . .   3,256,926      3,247,969
                                                             ----------     ----------

OTHER PROPERTY AND INVESTMENTS. . . . . . . . . . . . . . .      58,377         41,433
                                                             ----------     ----------

CURRENT ASSETS:
  Cash and Cash Equivalents . . . . . . . . . . . . . . . .       6,244          7,995
  Special Deposits for Reacquisition of Long-term Debt. . .        -            50,000
  Accounts Receivable:
    General . . . . . . . . . . . . . . . . . . . . . . . .      61,370         49,228
    Affiliated Companies. . . . . . . . . . . . . . . . . .      33,800         15,254
  Materials and Supplies. . . . . . . . . . . . . . . . . .      56,469         58,196
  Fuel Inventory. . . . . . . . . . . . . . . . . . . . . .      22,333         26,434
  Under-recovered Fuel Costs. . . . . . . . . . . . . . . .     120,157         30,911
  Energy Trading Contracts. . . . . . . . . . . . . . . . .      38,032           -
  Prepayments . . . . . . . . . . . . . . . . . . . . . . .       8,060          3,188
                                                             ----------     ----------

          TOTAL CURRENT ASSETS. . . . . . . . . . . . . . .     346,465        241,206
                                                             ----------     ----------

REGULATORY ASSETS . . . . . . . . . . . . . . . . . . . . .     224,888        240,059
                                                             ----------     ----------

REGULATORY ASSETS DESIGNATED FOR SECURITIZATION . . . . . .     953,249        953,249
                                                             ----------     ----------

NUCLEAR DECOMMISSIONING TRUST . . . . . . . . . . . . . . .      94,180         86,122
                                                             ----------     ----------

DEFERRED CHARGES. . . . . . . . . . . . . . . . . . . . . .      26,981         37,812
                                                             ----------     ----------

            TOTAL . . . . . . . . . . . . . . . . . . . . .  $4,961,066     $4,847,850
                                                             ==========     ==========

See Notes to Financial Statements beginning on page L-1.



                CENTRAL POWER AND LIGHT COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                           September 30,   December 31,
                                                                2000           1999
                                                           -------------   ----------------
                                                                   (in thousands)

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - $25 Par Value:
    Authorized - 12,000,000 Shares
    Outstanding - 6,755,535 Shares. . . . . . . . . . . . .  $  168,888     $  168,888
  Paid-in Capital . . . . . . . . . . . . . . . . . . . . .     405,000        405,000
  Retained Earnings . . . . . . . . . . . . . . . . . . . .     807,378        758,894
                                                             ----------     ----------
          TOTAL COMMON SHAREHOLDER'S EQUITY . . . . . . . .   1,381,266      1,332,782

PREFERRED STOCK . . . . . . . . . . . . . . . . . . . . . .       5,967          5,967
CPL-OBLIGATED, MANDATORILY REDEEMABLE PREFERRED
 SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR
 SUBORDINATED DEBENTURES OF CPL . . . . . . . . . . . . . .     148,500        150,000
Long-term Debt. . . . . . . . . . . . . . . . . . . . . . .   1,454,556      1,304,541
                                                             ----------     ----------

          TOTAL CAPITALIZATION. . . . . . . . . . . . . . .   2,990,289      2,793,290
                                                             ----------     ----------

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year. . . . . . . . . . . .        -           150,000
  Advances from Affiliates. . . . . . . . . . . . . . . . .     198,322        322,158
  Accounts Payable - General. . . . . . . . . . . . . . . .     187,356         88,702
  Accounts Payable - Affiliated Companies . . . . . . . . .      17,229         35,344
  Taxes Accrued . . . . . . . . . . . . . . . . . . . . . .      71,268         41,121
  Interest Accrued. . . . . . . . . . . . . . . . . . . . .      26,046         14,723
  Energy Trading Contracts. . . . . . . . . . . . . . . . .      39,809           -
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .      34,916         25,349
                                                             ----------     ----------

          TOTAL CURRENT LIABILITIES . . . . . . . . . . . .     574,946        677,397
                                                             ----------     ----------

DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . .   1,241,981      1,234,175
                                                             ----------     ----------

DEFERRED INVESTMENT TAX CREDITS . . . . . . . . . . . . . .     129,401        133,306
                                                             ----------     ----------

DEFERRED CREDITS. . . . . . . . . . . . . . . . . . . . . .      24,449          9,682
                                                             ----------     ----------

CONTINGENCIES (Note 12)

            TOTAL . . . . . . . . . . . . . . . . . . . . .  $4,961,066     $4,847,850
                                                             ==========     ==========

See Notes to Financial Statements beginning on page L-1.



                CENTRAL POWER AND LIGHT COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                Nine Months Ended
                                                                  September 30,
                                                               2000           1999
                                                               ----           ----
                                                                  (in thousands)

OPERATING ACTIVITIES:
 Net Income . . . . . . . . . . . . . . . . . . . . . . . .  $165,666      $ 172,035
  Adjustments For Non-Cash Items:
    Depreciation and Amortization. . . . . . . . . . . . . .  137,055        169,023
    Deferred Federal Income Taxes. . . . . . . . . . . . . .   14,529         (2,835)
    Deferred Investment Tax Credits. . . . . . . . . . . . .   (3,905)        (3,905)
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .  (30,689)        (9,563)
    Fuel, Materials and Supplies . . . . . . . . . . . . . .    5,829         (1,166)
    Accounts Payable . . . . . . . . . . . . . . . . . . . .   80,539         (7,738)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .   30,147         27,935
    Fuel Recovery. . . . . . . . . . . . . . . . . . . . . .  (89,246)       (31,811)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . .   18,428        (21,931)
                                                             --------       --------
        Net Cash Flows From Operating Activities . . . . . .  328,353        290,044
                                                             --------       --------

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . . (137,053)      (138,506)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . .     -             5,810
                                                             --------       ---------
        Net Cash Flows Used For Investing Activities . . . . (137,053)      (132,696)
                                                             --------       --------

FINANCING ACTIVITIES:
  Retirement of Long-term Debt . . . . . . . . . . . . . . . (151,440)      (125,000)
  Redemption of Preferred Stock. . . . . . . . . . . . . . .     -                (1)
  Special Deposit for Reacquisition of Long-term Debt. . . .   50,000           -
  Issuance of Long-term Debt . . . . . . . . . . . . . . . .  149,413           -
  Changes in Advances from Affiliates. . . . . . . . . . . . (123,836)        91,394
  Dividends Paid on Common Stock . . . . . . . . . . . . . . (117,000)      (111,000)
  Dividends Paid on Preferred Stock. . . . . . . . . . . . .     (188)        (5,476)
                                                             --------       --------
        Net Cash Flows Used For Financing Activities . . . . (193,051)      (150,083)
                                                             --------       --------

Net Increase (Decrease) in Cash and Cash Equivalents . . . .   (1,751)         7,265
Cash and Cash Equivalents at Beginning of Period . . . . . .    7,995          5,195
                                                             --------       --------
Cash and Cash Equivalents at End of Period . . . . . . . . . $  6,244       $ 12,460
                                                             ========       ========

Supplemental Disclosure:
  Cash paid for interest net of capitalized amounts was $81,211,000 and $75,012,000 and for income taxes was $48,141,000 and $50,798,000 in 2000 and
  1999, respectively.

See Notes to Financial Statements beginning on page L-1.

                CENTRAL POWER AND LIGHT COMPANY AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                    THIRD QUARTER 2000 vs. THIRD QUARTER 1999
                                       AND
                     YEAR-TO-DATE 2000 vs. YEAR-TO-DATE 1999

         CPL's net income for the third quarter was $14 million or 13% lower than the comparable period in 1999 and year-to-date net income was $6 million or 4% lower largely as a result of increased operating expenses and interest charges.
        Income statement line items which changed significantly were:

                                          Increase (Decrease)
                                 Third Quarter      Year-to-Date
                                 (in millions)   %  (in millions)   %

Operating Revenues . . . . . . .     $106       21      $194       17
Fuel Expense . . . . . . . . . .       44       32       100       32
Purchased Power Expense. . . . .       51      211        77      144
Other Operation Expense. . . . .       32       46        33       16
Depreciation Expense . . . . . .      (26)     (38)      (17)     (11)
Taxes Other Than Federal
  Income Taxes . . . . . . . . .        5       32        (4)      (7)
Federal Income Taxes . . . . . .        8       20         8       10
Interest Expense . . . . . . . .        6       23         7        8
Preferred Stock Dividends. . . .       (2)     (97)       (5)     (97)

         The increase in operating revenues was the result of a rise in fuel related revenue, reflecting higher fuel and purchased power expenses, and increased wholesale sales to neighboring utilities and marketers resulting from the introduction of AEP's power trading and marketing operation. The increased fuel related revenue is generally offset by increases in fuel related expenses.
         A rise in the average price per unit of fuel, resulting mainly from higher spot market natural gas prices, accounted for the increase in fuel expense.
         The significant increase in purchased power expense resulted primarily from an increase in the cost per KWH purchased. The increase was primarily due to the rise in spot market natural gas prices, an increase in the quantity of energy purchased to meet the rise in demand, and increased cogeneration purchases.

         Other operation expenses increased in the third quarter primarily due to an increase in transmission expenses that resulted from new prices for the ERCOT transmission grid. Each year ERCOT establishes new rates to allocate the costs of the Texas transmission system to Texas electric utilities. In addition to higher transmission expenses, other operation expenses increased for the first nine months due to higher administrative expenses resulting from increased consulting expense for a sales tax audit, insurance expense, regulatory restructing expenses, and an allocation of administrative costs from the AEP power trading and marketing operation.
         Depreciation and amortization expenses decreased due to a reduction in excess earnings under the Texas Legislation. Under the legislation excess earnings are expensed to the extent they reduce stranded cost.
         The increase for the third quarter in taxes other than federal income taxes was mainly attributable to a favorable accrual adjustment to ad valorem tax expense recorded in 1999. The decline for the year-to-date period in taxes other than federal income taxes can be attributed to a reduction in state franchise taxes.
         Federal income tax expense attributable to utility operations increased as a result of a favorable accrual adjustment recorded in September 1999 in conjunction with the filing of the 1998 tax return and the effect of tax adjustments in 1999 for securitization of regulatory assets retroactive to January 1, 1999.
         The increase in interest expense for the quarter was due to an increase in long-term debt outstanding. For the year-to-date period interest expense increased due to increases in long-term and short-term debt outstanding.
         Preferred stock dividends decreased as a result of the redemption of preferred stock in the fourth quarter of 1999.




                 COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                         Three Months Ended          Nine Months Ended
                                            September 30,               September 30,
                                           2000         1999         2000         1999
                                           ----         ----         ----         ----
                                                         (in thousands)

OPERATING REVENUES . . . . . . . . . . . $386,583     $368,946   $1,015,803     $949,432
                                         --------     --------   ----------     --------

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . .   50,452       44,416      139,781      139,416
  Purchased Power. . . . . . . . . . . .   86,184       90,272      253,880      204,718
  Other Operation. . . . . . . . . . . .   57,940       46,829      153,561      139,312
  Maintenance. . . . . . . . . . . . . .   18,991       16,693       51,915       49,013
  Depreciation . . . . . . . . . . . . .   25,091       23,723       74,531       70,429
  Taxes Other Than Federal Income Taxes.   31,079       31,558       93,640       92,687
  Federal Income Taxes . . . . . . . . .   33,284       31,977       70,011       69,859
                                         --------     --------    ---------     --------
          TOTAL OPERATING EXPENSES . . .  303,021      285,468      837,319      765,434
                                         --------     --------    ---------     --------

OPERATING INCOME . . . . . . . . . . . .   83,562       83,478      178,484      183,998
NONOPERATING INCOME (LOSS) . . . . . . .     (683)      (1,076)       3,498       (1,193)
                                         --------     --------    ---------      -------
INCOME BEFORE INTEREST CHARGES . . . . .   82,879       82,402      181,982      182,805
INTEREST CHARGES . . . . . . . . . . . .   17,337       18,683       53,634       57,109
                                         --------     --------    ---------     --------
INCOME BEFORE EXTRAORDINARY ITEM . . . .   65,542       63,719      128,348      125,696

EXTRAORDINARY LOSS:
  DISCONTINUANCE OF REGULATORY
  ACCOUNTING FOR GENERATION
  (INCLUSIVE OF TAX BENEFIT
  OF $14,148,000). . . . . . . . . . . .  (25,236)        -         (25,236)        -
                                         --------     --------    ---------     --------
NET INCOME . . . . . . . . . . . . . . .   40,306       63,719      103,112      125,696
PREFERRED STOCK DIVIDEND REQUIREMENTS. .      416          533        1,481        1,598
                                         --------     --------    ---------     --------
EARNINGS APPLICABLE TO COMMON STOCK. . . $ 39,890     $ 63,186    $ 101,631     $124,098
                                         ========     ========    =========     ========


                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                          Three Months Ended        Nine Months Ended
                                             September 30,             September 30,
                                           2000         1999         2000         1999
                                           ----         ----         ----         ----
                                                         (in thousands)

BALANCE AT BEGINNING OF PERIOD . . . . . $261,024     $203,354    $246,584      $186,441
NET INCOME . . . . . . . . . . . . . . .   40,306       63,719     103,112       125,696
DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock . . . . . . . . . . . .  169,650       21,999     216,950        65,997
    Cumulative Preferred Stock . . . . .      263          437       1,138         1,312
  Capital Stock Expense. . . . . . . . .      250           95         441           286
                                         --------     --------    --------      --------

BALANCE AT END OF PERIOD . . . . . . . . $131,167     $244,542    $131,167      $244,542
                                         ========     ========    ========      ========

The common  stock of the Company is wholly  owned by AEP. See Notes to Financial
Statements beginning on page L-1.



                COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                         September 30,    December 31,
                                                              2000            1999
                                                         -------------    -------------
                                                                 (in thousands)
ASSETS

ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .     $1,554,958      $1,544,858
  Transmission . . . . . . . . . . . . . . . . . . . .        357,866         350,826
  Distribution . . . . . . . . . . . . . . . . . . . .      1,085,802       1,032,550
  General. . . . . . . . . . . . . . . . . . . . . . .        146,036         141,137
  Construction Work in Progress. . . . . . . . . . . .         83,340          82,248
                                                           ----------      ----------
          Total Electric Utility Plant . . . . . . . .      3,228,002       3,151,619

  Accumulated Depreciation . . . . . . . . . . . . . .      1,275,674       1,210,994
                                                           ----------      ----------

          NET ELECTRIC UTILITY PLANT . . . . . . . . .      1,952,328       1,940,625
                                                           ----------      ----------


OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .        144,551         101,286
                                                           ----------      ----------


CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .         11,192           5,107
  Accounts Receivable:
    Customers. . . . . . . . . . . . . . . . . . . . .         57,768          77,418
    Affiliated Companies . . . . . . . . . . . . . . .         35,218          28,453
    Miscellaneous. . . . . . . . . . . . . . . . . . .         15,875           8,887
    Allowance for Uncollectible Accounts . . . . . . .           (659)         (3,045)
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .         17,958          21,484
  Materials and Supplies . . . . . . . . . . . . . . .         44,815          41,696
  Accrued Utility Revenues . . . . . . . . . . . . . .          8,037          48,117
  Energy Trading Contracts . . . . . . . . . . . . . .        224,291          90,103
  Prepayments and Other. . . . . . . . . . . . . . . .         41,469          37,969
                                                           ----------      ----------

          TOTAL CURRENT ASSETS . . . . . . . . . . . .        455,964         356,189
                                                           ----------      ----------


REGULATORY ASSETS. . . . . . . . . . . . . . . . . . .        298,235         339,103
                                                           ----------      ----------


DEFERRED CHARGES . . . . . . . . . . . . . . . . . . .         25,455          72,787
                                                           ----------      ----------



            TOTAL. . . . . . . . . . . . . . . . . . .     $2,876,533      $2,809,990
                                                           ==========      ==========

See Notes to Financial Statements beginning on page L-1.



                COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                        September 30,    December 31,
                                                             2000            1999
                                                        -------------    ------------
                                                                (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - No Par Value:
    Authorized -  24,000,000 Shares
    Outstanding - 16,410,426 Shares. . . . . . . . . .    $   41,026       $   41,026
  Paid-in Capital. . . . . . . . . . . . . . . . . . .       573,314          572,873
  Retained Earnings. . . . . . . . . . . . . . . . . .       131,167          246,584
                                                          ----------       ----------
          Total Common Shareholder's Equity. . . . . .       745,507          860,483
  Cumulative Preferred Stock - Subject to
    Mandatory Redemption . . . . . . . . . . . . . . .        15,000           25,000
  Long-term Debt . . . . . . . . . . . . . . . . . . .       899,486          924,545
                                                          ----------       ----------

          TOTAL CAPITALIZATION . . . . . . . . . . . .     1,659,993        1,810,028
                                                          ----------       ----------

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . .        44,603           43,056
                                                          ----------       ----------

CURRENT LIABILITIES:
  Short-term Debt. . . . . . . . . . . . . . . . . . .          -              45,500
  Advances from Affiliates . . . . . . . . . . . . . .        43,970             -
  Accounts Payable - General . . . . . . . . . . . . .        65,169           28,279
  Accounts Payable - Affiliated Companies. . . . . . .       103,592           52,776
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .       107,598          143,477
  Interest Accrued . . . . . . . . . . . . . . . . . .        24,441           13,936
  Energy Trading Contracts . . . . . . . . . . . . . .       219,757           87,911
  Other. . . . . . . . . . . . . . . . . . . . . . . .        58,189           34,375
                                                          ----------       ----------

          TOTAL CURRENT LIABILITIES. . . . . . . . . .       622,716          406,254
                                                          ----------       ----------

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . .       433,575          447,607
                                                          ----------       ----------

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .        42,175           44,716
                                                          ----------       ----------

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . .        73,471           58,329
                                                          ----------       ----------

CONTINGENCIES (Note 12)

            TOTAL. . . . . . . . . . . . . . . . . . .    $2,876,533       $2,809,990
                                                          ==========       ==========

See Notes to Financial Statements beginning on page L-1.



                COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                Nine Months Ended
                                                                   September 30,
                                                               2000            1999
                                                               ----            ----
                                                                  (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . $ 103,112      $ 125,696
  Adjustments for Noncash Items:
    Depreciation, Depletion and Amortization . . . . . . . .    74,945         70,727
    Deferred Federal Income Taxes. . . . . . . . . . . . . .     7,945          7,854
    Deferred Investment Tax Credits. . . . . . . . . . . . .    (2,541)        (2,605)
    Deferred Fuel Costs (net). . . . . . . . . . . . . . . .       890          3,765
    Amortization of Deferred Property Taxes. . . . . . . . .    50,130         51,680
    Extraordinary Loss - Discontinuance of SFAS No. 71 . . .    25,236           -
  Changes in Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .     3,511         (5,666)
    Fuel, Materials and Supplies . . . . . . . . . . . . . .       407         (6,277)
    Accrued Utility Revenues . . . . . . . . . . . . . . . .    40,080         (5,076)
    Accounts Payable . . . . . . . . . . . . . . . . . . . .    87,706          4,894
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .   (35,879)       (42,534)
    Interest Accrued . . . . . . . . . . . . . . . . . . . .    10,505          8,784
   Other (net) . . . . . . . . . . . . . . . . . . . . . . .   (14,766)        (7,143)
                                                             ---------      ---------
        Net Cash Flows From Operating Activities . . . . . .   351,281        204,099
                                                             ---------      ---------

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . .   (91,122)       (75,933)
  Proceeds from Sale of Property and Other . . . . . . . . .       992            495
                                                             ---------      ---------
        Net Cash Flows Used For Investing Activities . . . .   (90,130)       (75,438)
                                                             ---------      ---------

FINANCING ACTIVITIES:
  Change in Money Pool . . . . . . . . . . . . . . . . . . .    43,970           -
  Change in Short-term Debt (net). . . . . . . . . . . . . .   (45,500)       (24,300)
  Retirement of Cumulative Preferred Stock . . . . . . . . .   (10,000)          -
  Retirement of Long-term Debt . . . . . . . . . . . . . . .   (25,274)       (35,523)
  Dividends Paid on Common Stock . . . . . . . . . . . . . .  (216,950)       (65,997)
  Dividends Paid on Cumulative Preferred Stock . . . . . . .    (1,312)        (1,312)
                                                             ---------      ---------
        Net Cash Flows Used For Financing Activities . . . .  (255,066)      (127,132)
                                                             ---------      ---------

Net Increase in Cash and Cash Equivalents. . . . . . . . . .     6,085          1,529
Cash and Cash Equivalents at Beginning of Period . . . . . .     5,107          7,206
                                                             ---------      ---------
Cash and Cash Equivalents at End of Period . . . . . . . . . $  11,192      $   8,735
                                                             =========      =========

Supplemental Disclosure:
  Cash paid for interest net of capitalized amounts was $40,411,000 and $45,659,000 and for income taxes was $42,007,000 and $41,866,000 in 2000 and
  1999, respectively. Noncash acquisitions under capital leases were $4,043,000 and $5,573,000 in 2000 and 1999, respectively.

See Notes to Financial Statements beginning on page L-1.

                COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

                    THIRD QUARTER 2000 vs. THIRD QUARTER 1999
                                       AND
                     YEAR-TO-DATE 2000 vs. YEAR-TO-DATE 1999

     Income before extraordinary items increased by $1.8 million or 3% for the quarter and $2.7 million or 2% for the year-to-date period due primarily to increased wholesale power marketing and trading activities. An extraordinary loss related to the discontinuance of SFAS 71 regulatory accounting of $25 million after tax was recorded in September 2000 in connection with the approval of a plan to transition the company's generation business from cost based rate regulation to customer choice market pricing (See Note 9 - Industry Restructuring).
        Income statement line items which changed significantly were:

                                    Increase (Decrease)
                            Third Quarter         Year-to-Date
                          (in millions)   %    (in millions)   %
                          -------------   -    -------------   -

Operating Revenues. . . . .    $18        5         $66        7
Fuel Expense. . . . . . . .      6       14          -        -
Purchased Power Expense . .     (4)      (5)         49       24
Other Operation Expense . .     11       24          14       10
Maintenance Expense . . . .      2       14           3        6
Nonoperating Income . . . .     -       N.M.          5      N.M.
Interest Charges. . . . . .     (1)      (7)         (3)      (6)
Extraordinary Loss. . . . .    (25)     N.M.        (25)     N.M.

N.M. = Not Meaningful

        The increases in operating revenues and purchased power expense are due to a significant increase in AEP Power Pool transactions. The Company as a member of the AEP Power Pool shares in the revenues and costs of the AEP Power Pool's wholesale marketing sales to and forward trades with other utility systems and power marketers. The Company's share of the AEP Power Pool's wholesale sales are recorded as operating revenues and purchased power expense. Forward trading sales and purchases within the AEP System traditional marketing area (within two transmission systems of the AEP System) are recorded on a net basis in operating revenues. As a result of a major industrial customer's decision in January 2000 not to continue purchasing power from an affiliate, additional power was available to the AEP Power Pool for sale on the wholesale market accounting in part for the increase in the Company's wholesale Power Pool revenues and for the increase in year-to-date purchased power expense. The increase in AEP Power Pool wholesale sales also resulted from growing AEP's power marketing and trading operation, favorable wholesale market conditions and increased availability of generation. AEP generating unit availability was increased due to the return to service of one of an affiliate's nuclear generating units and improved generating unit outage management. The decline in higher cost purchased power expense in the third quarter reflects a decrease in purchases from unaffiliated entities as that power was supplied by the AEP Power Pool. With the return to service in June 2000 of one of an affiliate's two nuclear generating units that affiliate supplied more power to the AEP Power Pool at a lower cost reducing the need to acquire higher cost power on the open market.
        Fuel expense increased in the third quarter due to an increase in generation reflecting an increase in availability of certain Company generating units and favorable demand for wholesale energy.
        The increase in other operation expense was due to increased power generation costs. The increase in generation costs is due to higher emission allowance consumption, increased emission allowance cost, increased costs for power trading reflecting the growth of the power marketing and trading operation including incentive compensation.
        Additional generating unit boiler repairs and maintenance of overhead transmission and distribution lines accounted for the increase in maintenance expense.
        The increase in nonoperating income in the year-to-date period was due to an increase in net gains from non-regulated AEP Power Pool power trading transactions outside of the AEP System's traditional marketing area. The AEP Power Pool enters into power trading transactions for the purchase and sale of electricity and for options, futures and swaps. The Company's share of the AEP Power Pool's gains and losses from forward electricity trading transactions outside of the AEP System traditional marketing area and for speculative financial transactions (options, futures, swaps) is included in nonoperating income. The increase in nonoperating income is also attributable to the reversal in the first quarter of 2000 of a remaining provision for potential liability for clean-up of possible environmental contamination from underground storage tanks at a Company facility after the state of Ohio reviewed the matter and determined that no further corrective action would be required.
        The decline in interest charges was due to a decrease in outstanding long-term debt balances.


        An extraordinary loss was recorded in the third quarter of 2000 when the Company discontinued the application of SFAS 71 regulatory accounting for the generation portion of its business due to the approval in September 2000 of a stipulation agreement by the PUCO providing for a transition from cost based rate regulation for the Company's generation business to customer choice market pricing.





                 INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                          Three Months Ended          Nine Months Ended
                                             September 30,              September 30,
                                           2000        1999           2000         1999
                                           ----        ----           ----         ----
                                                         (in thousands)

OPERATING REVENUES . . . . . . . . . . . $423,217    $411,248      $1,129,475  $1,081,914
                                         --------    --------      ----------  ----------

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . .   56,338      51,908         148,042     135,831
  Purchased Power. . . . . . . . . . . .   73,168      93,683         254,496     223,508
  Other Operation. . . . . . . . . . . .  139,375     139,997         424,254     346,830
  Maintenance. . . . . . . . . . . . . .   53,596      43,526         164,821      99,349
  Depreciation and Amortization. . . . .   38,951      37,626         115,661     112,106
  Taxes Other Than Federal Income Taxes.   17,156      12,356          51,152      48,641
  Federal Income Tax Expense (Credit). .    8,577       6,067         (31,157)     23,760
                                         --------    --------      ----------  ----------
          TOTAL OPERATING EXPENSES . . .  387,161     385,163       1,127,269     990,025
                                         --------    --------      ----------  ----------
OPERATING INCOME . . . . . . . . . . . .   36,056      26,085           2,206      91,889
NONOPERATING INCOME. . . . . . . . . . .    1,344       2,407           4,546       5,698
                                         --------    --------      ----------  ----------
INCOME BEFORE INTEREST CHARGES . . . . .   37,400      28,492           6,752      97,587
INTEREST CHARGES . . . . . . . . . . . .   22,210      20,408          67,296      59,688
                                         --------    --------      ----------  ----------
NET INCOME (LOSS). . . . . . . . . . . .   15,190       8,084         (60,544)     37,899
PREFERRED STOCK DIVIDEND REQUIREMENTS. .    1,156       1,218           3,469       3,647
                                         --------    --------      ----------  ----------
EARNINGS (LOSS) APPLICABLE TO
  COMMON STOCK . . . . . . . . . . . . . $ 14,034    $  6,866      $  (64,013) $   34,252
                                         ========    ========      ==========  ==========



                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                          Three Months Ended          Nine Months Ended
                                             September 30,               September 30,
                                           2000        1999           2000        1999
                                           ----        ----           ----        ----
                                                         (in thousands)

BALANCE AT BEGINNING OF PERIOD . . . . . $ 60,930    $223,212       $166,389    $253,154
NET INCOME (LOSS). . . . . . . . . . . .   15,190       8,084        (60,544)     37,899
DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock . . . . . . . . . . . .     -         28,664         26,290      85,992
    Cumulative Preferred Stock . . . . .     -          1,182          3,368       3,546
  Capital Stock Expense. . . . . . . . .       34          65            101         130
                                         --------    --------       --------    --------

BALANCE AT END OF PERIOD . . . . . . . . $ 76,086    $201,385       $ 76,086    $201,385
                                         ========    ========       ========    ========

The common stock of the Company is wholly owned by AEP.

See Notes to Financial Statements beginning on page L-1.



                 INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                         September 30,    December 31,
                                                              2000            1999
                                                         -------------    ------------
                                                                 (in thousands)
ASSETS

ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .     $2,594,609      $2,587,288
  Transmission . . . . . . . . . . . . . . . . . . . .        942,564         928,758
  Distribution . . . . . . . . . . . . . . . . . . . .        852,300         818,697
  General (including nuclear fuel) . . . . . . . . . .        260,682         244,981
  Construction Work in Progress. . . . . . . . . . . .        243,805         190,303
                                                           ----------      ----------
          Total Electric Utility Plant . . . . . . . .      4,893,960       4,770,027
  Accumulated Depreciation and Amortization. . . . . .      2,290,841       2,194,397
                                                           ----------      ----------

          NET ELECTRIC UTILITY PLANT . . . . . . . . .      2,603,119       2,575,630
                                                           ----------      ----------


NUCLEAR DECOMMISSIONING AND SPENT NUCLEAR
  FUEL DISPOSAL TRUST FUNDS. . . . . . . . . . . . . .        767,121         707,967
                                                           ----------      ----------


OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .        259,074         213,658
                                                           ----------      ----------


CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .         13,302           3,863
  Accounts Receivable:
    Customers. . . . . . . . . . . . . . . . . . . . .         84,691          91,268
    Affiliated Companies . . . . . . . . . . . . . . .         29,550          48,901
    Miscellaneous. . . . . . . . . . . . . . . . . . .         20,156          18,644
    Allowance for Uncollectible Accounts . . . . . . .           (735)         (1,848)
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .         28,666          27,597
  Materials and Supplies . . . . . . . . . . . . . . .         89,384          84,149
  Accrued Utility Revenues . . . . . . . . . . . . . .           -             44,428
  Energy Trading Contracts . . . . . . . . . . . . . .        253,975          97,946
  Prepayments. . . . . . . . . . . . . . . . . . . . .          4,487           7,631
                                                           ----------      ----------

          TOTAL CURRENT ASSETS . . . . . . . . . . . .        523,476         422,579
                                                           ----------      ----------


REGULATORY ASSETS. . . . . . . . . . . . . . . . . . .        553,466         624,810
                                                           ----------      ----------


DEFERRED CHARGES . . . . . . . . . . . . . . . . . . .         22,500          32,052
                                                           ----------      ----------


            TOTAL. . . . . . . . . . . . . . . . . . .     $4,728,756      $4,576,696
                                                           ==========      ==========

See Notes to Financial Statements beginning on page L-1.



                 INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                                        September 30,     December 31,
                                                             2000             1999
                                                        -------------     ------------
                                                                 (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - No Par Value:
    Authorized -  2,500,000 Shares
    Outstanding - 1,400,000 Shares . . . . . . . . . .    $   56,584       $   56,584
  Paid-in Capital. . . . . . . . . . . . . . . . . . .       733,039          732,739
  Retained Earnings. . . . . . . . . . . . . . . . . .        76,086          166,389
                                                          ----------       ----------
          Total Common Shareholder's Equity. . . . . .       865,709          955,712
  Cumulative Preferred Stock:
    Not Subject to Mandatory Redemption. . . . . . . .         8,736            9,248
    Subject to Mandatory Redemption. . . . . . . . . .        64,945           64,945
  Long-term Debt . . . . . . . . . . . . . . . . . . .     1,295,388        1,126,326
                                                          ----------       ----------

          TOTAL CAPITALIZATION . . . . . . . . . . . .     2,234,778        2,156,231
                                                          ----------       ----------

OTHER NONCURRENT LIABILITIES:
  Nuclear Decommissioning. . . . . . . . . . . . . . .       552,081          501,185
  Other. . . . . . . . . . . . . . . . . . . . . . . .       186,420          242,522
                                                          ----------       ----------

          TOTAL OTHER NONCURRENT LIABILITIES . . . . .       738,501          743,707
                                                          ----------       ----------

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year . . . . . . . . .       190,000          198,000
  Short-term Debt. . . . . . . . . . . . . . . . . . .          -             224,262
  Advances from Affiliates . . . . . . . . . . . . . .       113,423             -
  Accounts Payable - General . . . . . . . . . . . . .        91,170           78,784
  Accounts Payable - Affiliated Companies. . . . . . .        65,968           31,118
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .          -              48,970
  Interest Accrued . . . . . . . . . . . . . . . . . .        21,503           13,955
  Rent Accrued - Rockport Plant Unit 2 . . . . . . . .        23,427            4,963
  Obligations Under Capital Leases . . . . . . . . . .        44,219           11,072
  Energy Trading Contracts . . . . . . . . . . . . . .       249,418           95,564
  Other. . . . . . . . . . . . . . . . . . . . . . . .        77,708           86,721
                                                          ----------       ----------

          TOTAL CURRENT LIABILITIES. . . . . . . . . .       876,836          793,409
                                                          ----------       ----------

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . .       582,145          622,157
                                                          ----------       ----------

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .       115,967          121,627
                                                          ----------       ----------

DEFERRED GAIN ON SALE AND LEASEBACK -
  ROCKPORT PLANT UNIT 2. . . . . . . . . . . . . . . .        82,225           85,005
                                                          ----------       ----------

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . .        98,304           54,560
                                                          ----------       ----------

CONTINGENCIES (Note 12)

            TOTAL. . . . . . . . . . . . . . . . . . .    $4,728,756       $4,576,696
                                                          ==========       ==========

See Notes to Financial Statements beginning on page L-1.




                 INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                 Nine Months Ended
                                                                    September 30,
                                                                 2000           1999
                                                                 ----           ----
                                                                   (in thousands)

OPERATING ACTIVITIES:
  Net Income (Loss). . . . . . . . . . . . . . . . . . . . .  $ (60,544)     $  37,899
  Adjustments for Noncash Items:
    Depreciation and Amortization. . . . . . . . . . . . . .    122,345        115,014
    Amortization of Incremental Nuclear Refueling
      Outage Expenses (net). . . . . . . . . . . . . . . . .      4,830          6,413
    Unrecovered Fuel and Purchased Power Costs . . . . . . .     28,126        (82,213)
    Amortization (Deferral) of Nuclear Outage Costs (net). .     30,000        (90,000)
    Deferred Federal Income Taxes. . . . . . . . . . . . . .    (25,619)        57,254
    Deferred Investment Tax Credits. . . . . . . . . . . . .     (5,660)        (5,694)
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .     23,303         (1,132)
    Fuel, Materials and Supplies . . . . . . . . . . . . . .     (6,304)       (10,200)
    Accrued Utility Revenues . . . . . . . . . . . . . . . .     44,428         (5,768)
    Accounts Payable . . . . . . . . . . . . . . . . . . . .     47,236        (30,007)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .    (48,970)        (4,651)
    Rent Accrued - Rockport Plant Unit 2 . . . . . . . . . .     18,464         18,464
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .    (43,393)        31,631
                                                              ---------      ---------
        Net Cash Flows From Operating Activities . . . . . .    128,242         37,010
                                                              ---------      ---------

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . .   (129,799)       (97,044)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . .        587          1,904
                                                              ---------      ---------
        Net Cash Flows Used For Investing Activities . . . .   (129,212)       (95,140)
                                                              ---------      ---------

FINANCING ACTIVITIES:
  Issuance of Long-term Debt . . . . . . . . . . . . . . . .    199,220        148,379
  Change in Advances from Affiliates (net) . . . . . . . . .    113,423           -
  Retirement of Cumulative Preferred Stock . . . . . . . . .       (314)        (1,042)
  Retirement of Long-term Debt . . . . . . . . . . . . . . .    (48,000)       (74,500)
  Change in Short-term Debt (net). . . . . . . . . . . . . .   (224,262)        82,150
  Dividends Paid on Common Stock . . . . . . . . . . . . . .    (26,290)       (85,992)
  Dividends Paid on Cumulative Preferred Stock . . . . . . .     (3,368)        (3,546)
                                                              ---------      ---------
        Net Cash Flows From Financing Activities . . . . . .     10,409         65,449
                                                              ---------      ---------

Net Increase in Cash and Cash Equivalents. . . . . . . . . .      9,439          7,319
Cash and Cash Equivalents at Beginning of Period . . . . . .      3,863         12,465
                                                              ---------      ---------
Cash and Cash Equivalents at End of Period . . . . . . . . .  $  13,302      $  19,784
                                                              =========      =========

Supplemental Disclosure:
  Cash paid  (received) for interest net of capitalized  amounts was $57,466,000 and $54,928,000 and for income taxes was $43,675,000 and $(29,106,000) in 2000 and 1999, respectively. Noncash acquisitions under capital leases were $19,134,000 and $9,005,000 in 2000 and 1999, respectively.

See Notes to Financial Statements beginning on page L-1.

                 INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                    THIRD QUARTER 2000 vs. THIRD QUARTER 1999
                                       AND
                     YEAR-TO-DATE 2000 vs. YEAR-TO-DATE 1999

               Net income increased $7 million for the third quarter primarily due to the return to service of one of the Company's two nuclear units. The Company reported a $61 million loss for the year-to-date period compared to net income of $38 million in 1999. Increased operating and maintenance expenses to prepare the Company's Cook Plant for restart following an extended outage is the primary reason for the year-to-date earnings decline. An extended outage of the Cook Plant began in September 1997 when both nuclear generating units were shut down because of questions regarding the operability of certain safety systems. Unit 2 returned to service in June 2000 and achieved full power operation on July 5, 2000. In accordance with settlement agreements in Indiana and Michigan, which resolved all jurisdictional rate-related issues applicable to the Cook Plant's extended outage, certain restart expenses were deferred in 1999. The settlements in the Indiana and Michigan jurisdictions were approved in March 1999 and December 1999, respectively, retroactive to January 1, 1999. These deferrals are being amortized on a straight-line basis through December 31, 2003.
           Income statement line items which changed significantly were:
                                             Increase (Decrease)
                                Third Quarter         Year-to-Date
                                (in millions)     %   (in millions)    %
                                --------------    -   -------------    -

         Operating Revenues . . . . .   $ 12          3       $ 48         4
         Fuel Expense . . . . . . . .      4          9         12         9
         Purchased Power Expense. . .    (21)       (22)        31        14
         Other Operation Expense. . .     (1)       N.M.        77        22
         Maintenance Expense. . . . .     10    23         65        66
         Taxes Other Than Federal
           Income Taxes . . . . . . .      5         39          3         5
         Federal Income Taxes . . . .      3         41        (55)      N.M.
         Interest Charges . . . . . .      2          9          8        13

         N.M. = Not Meaningful



                  The increase in operating revenues resulted from increased wholesale sales to the AEP Power Pool and sales to and forward trades with other utility systems and power marketers by the AEP Power Pool. As a member of the AEP Power Pool, the Company shares in the revenues and costs of the AEP Power Pool's wholesale sales and forward trades. Forward trading sales and purchases by the AEP Power Pool within the AEP System traditional marketing area (within two transmission systems of the AEP System) are recorded on a net basis in operating revenues. AEP Power Pool members are compensated for the out-of-pocket costs of energy delivered to the AEP Power Pool and charged for energy received from the AEP Power Pool. As a result of the Company's obligation to purchase power from an affiliated company, the Company was required to purchase additional energy and capacity in 2000 due to the expiration of that affiliate's agreement to supply power to an unaffiliated utility. Since this capacity was no longer committed under a long-term contract I&M was able to use it to supply the AEP Power Pool and thus received additional wholesale revenues from the AEP Power Pool. Also with the return to service of Cook Plant Unit 2 in June 2000, the Company's available generation increased. Consequently, the Company was able to deliver additional power to the AEP Power Pool, contributing to the AEP Power Pool's and the Company's share of increase in wholesale sales and operating revenues. A decline in retail sales and the effect of the settlement agreements in Indiana and Michigan led to a decrease in operating revenues from retail customers partially offsetting the wholesale increases.
                 Fuel expense increased primarily due to increased generation reflecting the return to service of the Company's Cook Plant Unit 2 following an extended outage.
                 The decrease in purchased power expense for the third quarter resulted mainly from reduced purchases of power from unaffiliated entities and the AEP Power Pool reflecting a decreased need to purchase energy with the return to service of one unit at the Cook Plant. Purchased power expense increased in the year-to-date period primarily due to the Company's obligation to purchase an affiliate's power when its agreement to supply power to an unaffiliated utility expired at the end of 1999.
                 Other operation expense increased in the year-to-date period and maintenance expense increased in both periods primarily due to the expenses related to work to restart the Cook Plant units and the effect of deferring restart expenditures in 1999 under the terms of the approved settlement agreement in Indiana.
                 Increased accruals for Indiana supplemental net income tax expense reflecting an increase in taxable income is the primary reason for higher taxes other than federal income taxes.
                 The increase in federal income tax expense attributable to operations for the third quarter was primarily due to an increase in pre-tax operating income offset in part by changes in certain book/tax timing differences accounted for on a flow-through basis for rate-making and financial reporting purposes. The year-to-date decrease in federal income tax expense attributable to operations was primarily due to a decrease in pre-tax operating income.
                 Interest charges increased as a result of additional long-term and short-term borrowings mainly to fund the restart expenditures.




                                    KENTUCKY POWER COMPANY
                              STATEMENTS OF INCOME
                                   (UNAUDITED)


                                          Three Months Ended         Nine Months Ended
                                             September 30,              September 30,
                                             2000       1999         2000         1999
                                             ----       ----         ----         ----
                                                          (in thousands)

OPERATING REVENUES . . . . . . . . . . . . $106,698   $94,939      $301,661     $271,911
                                           --------   -------      --------     --------

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . . .   23,366    18,258        58,039       60,233
  Purchased Power. . . . . . . . . . . . .   35,881    32,177       108,115       82,524
  Other Operation. . . . . . . . . . . . .   14,117    10,607        36,604       34,726
  Maintenance. . . . . . . . . . . . . . .    6,098     5,522        20,903       15,360
  Depreciation and Amortization. . . . . .    7,828     7,356        23,107       21,833
  Taxes Other Than Federal Income Taxes. .    2,387     2,967         7,880        8,183
  Federal Income Taxes . . . . . . . . . .    3,231     3,808         8,210        9,215
                                           --------  --------      --------     --------

         TOTAL OPERATING EXPENSES. . . . .   92,908    80,695       262,858      232,074
                                           --------  --------      --------     --------

OPERATING INCOME . . . . . . . . . . . . .   13,790    14,244        38,803       39,837

NONOPERATING INCOME (LOSS) . . . . . . . .      243       111           868          (44)
                                           --------  --------      --------     --------

INCOME BEFORE INTEREST CHARGES . . . . . .   14,033    14,355        39,671       39,793

INTEREST CHARGES . . . . . . . . . . . . .    7,272     7,158        22,409       21,392
                                           --------  --------      --------     --------

NET INCOME . . . . . . . . . . . . . . . . $  6,761  $  7,197      $ 17,262     $ 18,401
                                           ========  ========      ========     ========


                         STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                            Three Months Ended       Nine Months Ended
                                               September 30,           September 30,
                                             2000        1999        2000         1999
                                             ----        ----        ----         ----
                                                          (in thousands)

BALANCE AT BEGINNING OF PERIOD . . . . . . $62,431     $67,770      $67,110      $71,452

NET INCOME . . . . . . . . . . . . . . . .   6,761       7,197       17,262       18,401

CASH DIVIDENDS DECLARED. . . . . . . . . .   7,590       7,443       22,770       22,329
                                           -------     -------      -------      -------

BALANCE AT END OF PERIOD . . . . . . . . . $61,602     $67,524      $61,602      $67,524
                                           =======     =======      =======      =======

The common stock of the Company is wholly owned by AEP.

See Notes to Financial Statements beginning on page L-1.



                             KENTUCKY POWER COMPANY
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                       September 30,      December 31,
                                                            2000              1999
                                                       -------------      -----------
                                                                (in thousands)
ASSETS

ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .   $  270,725        $  268,618
  Transmission . . . . . . . . . . . . . . . . . . . .      358,312           355,442
  Distribution . . . . . . . . . . . . . . . . . . . .      383,388           372,752
  General. . . . . . . . . . . . . . . . . . . . . . .       66,591            67,608
  Construction Work in Progress. . . . . . . . . . . .       14,540            14,628
                                                         ----------        ----------
          Total Electric Utility Plant . . . . . . . .    1,093,556         1,079,048
  Accumulated Depreciation and Amortization. . . . . .      353,406           340,008
                                                         ----------        ----------

          NET ELECTRIC UTILITY PLANT . . . . . . . . .      740,150           739,040
                                                         ----------        ----------


OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .       41,305            20,416
                                                         ----------        ----------


CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .        1,012               674
  Accounts Receivable:
    Customers. . . . . . . . . . . . . . . . . . . . .       26,186            18,952
    Affiliated Companies . . . . . . . . . . . . . . .       18,488            15,223
    Miscellaneous. . . . . . . . . . . . . . . . . . .        5,613             8,343
    Allowance for Uncollectible Accounts . . . . . . .         (278)             (637)
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .        5,426            10,441
  Materials and Supplies . . . . . . . . . . . . . . .       17,410            18,113
  Accrued Utility Revenues . . . . . . . . . . . . . .         -               13,737
  Energy Trading Contracts . . . . . . . . . . . . . .       99,865            33,919
  Prepayments. . . . . . . . . . . . . . . . . . . . .          765             1,450
                                                         ----------        ----------

          TOTAL CURRENT ASSETS . . . . . . . . . . . .      174,487           120,215
                                                         ----------        ----------


REGULATORY ASSETS. . . . . . . . . . . . . . . . . . .      100,204            96,296
                                                         ----------        ----------


DEFERRED CHARGES . . . . . . . . . . . . . . . . . . .        7,419            10,671
                                                         ----------        ----------


            TOTAL. . . . . . . . . . . . . . . . . . .   $1,063,565        $  986,638
                                                         ==========        ==========

See Notes to Financial Statements beginning on page L-1.



                             KENTUCKY POWER COMPANY
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                        September 30,     December 31,
                                                             2000             1999
                                                        -------------     ------------
                                                                 (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - $50 Par Value:
    Authorized -  2,000,000 Shares
    Outstanding - 1,009,000 Shares . . . . . . . . . .    $   50,450        $ 50,450
  Paid-in Capital. . . . . . . . . . . . . . . . . . .       158,750         158,750
  Retained Earnings. . . . . . . . . . . . . . . . . .        61,602          67,110
                                                          ----------        --------
          Total Common Shareholder's Equity. . . . . .       270,802         276,310
  Long-term Debt . . . . . . . . . . . . . . . . . . .       200,991         260,782
                                                          ----------        --------

          TOTAL CAPITALIZATION . . . . . . . . . . . .       471,793         537,092
                                                          ----------        --------

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . .        21,553          23,797
                                                          ----------        --------

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year . . . . . . . . .       140,000         105,000
  Short-term Debt. . . . . . . . . . . . . . . . . . .          -             39,665
  Advances from Affiliates . . . . . . . . . . . . . .        23,863            -
  Accounts Payable - General . . . . . . . . . . . . .        24,391           9,923
  Accounts Payable - Affiliated Companies. . . . . . .        38,038          19,743
  Customer Deposits. . . . . . . . . . . . . . . . . .         4,186           4,143
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .         8,537           9,860
  Interest Accrued . . . . . . . . . . . . . . . . . .         7,335           4,843
  Energy Trading Contracts . . . . . . . . . . . . . .        97,847          33,094
  Other. . . . . . . . . . . . . . . . . . . . . . . .        10,910          12,020
                                                          ----------        --------

          TOTAL CURRENT LIABILITIES. . . . . . . . . .       355,107         238,291
                                                          ----------        --------

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . .       168,972         165,007
                                                          ----------        --------

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .        12,014          12,908
                                                          ----------        --------

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . .        34,126           9,543
                                                          ----------        --------

CONTINGENCIES (Note 12)

            TOTAL. . . . . . . . . . . . . . . . . . .    $1,063,565        $986,638
                                                          ==========        ========

See Notes to Financial Statements beginning on page L-1.




                             KENTUCKY POWER COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                Nine Months Ended
                                                                  September 30,
                                                                2000          1999
                                                                ----          ----
                                                                  (in thousands)

OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . .  $ 17,262      $ 18,401
  Adjustments for Noncash Items:
    Depreciation and Amortization. . . . . . . . . . . . . .    23,112        21,838
    Deferred Federal Income Taxes. . . . . . . . . . . . . .     4,081         2,361
    Deferred Investment Tax Credits. . . . . . . . . . . . .      (894)         (902)
    Amortization of Deferred Property Taxes. . . . . . . . .     4,157         4,035
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .    (8,128)        4,669
    Fuel, Materials and Supplies . . . . . . . . . . . . . .     5,718        (7,762)
    Accrued Utility Revenues . . . . . . . . . . . . . . . .    13,737         4,334
    Accounts Payable . . . . . . . . . . . . . . . . . . . .    32,763        (2,612)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .    (1,323)         (362)
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .    (2,810)       (1,705)
                                                              --------      --------
        Net Cash Flows From Operating Activities . . . . . .    87,675        42,295
                                                              --------      --------

INVESTING ACTIVITIES - Construction Expenditures . . . . . .   (23,765)      (28,144)
                                                              --------      --------

FINANCING ACTIVITIES:
  Capital Contributions from Parent Company. . . . . . . . .      -           10,000
  Retirement of Long-term Debt . . . . . . . . . . . . . . .   (25,000)      (48,307)
  Change in Short-term Debt (net). . . . . . . . . . . . . .   (39,665)       45,615
  Change in Advances from Affiliates (net) . . . . . . . . .    23,863          -
  Dividends Paid . . . . . . . . . . . . . . . . . . . . . .   (22,770)      (22,329)
                                                              --------      --------
        Net Cash Flows Used For Financing Activities . . . .   (63,572)      (15,021)
                                                              --------      --------

Net Increase (Decrease) in Cash and Cash Equivalents . . . .       338          (870)
Cash and Cash Equivalents at Beginning of Period . . . . . .       674         1,935
                                                              --------      --------
Cash and Cash Equivalents at End of Period . . . . . . . . .  $  1,012      $  1,065
                                                              ========      ========

Supplemental Disclosure:
  Cash paid for interest net of capitalized amounts was $19,776,000 and $19,420,000 and for income taxes was $5,167,000 and $7,271,000 in 2000 and
  1999, respectively. Noncash acquisitions under capital leases were $2,440,000 and $1,889,000 in 2000 and 1999, respectively.

See Notes to Financial Statements beginning on page L-1.

                             KENTUCKY POWER COMPANY
            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

                    THIRD QUARTER 2000 vs. THIRD QUARTER 1999
                                       AND
                     YEAR-TO-DATE 2000 vs. YEAR-TO-DATE 1999

        Although revenues rose 12% for the quarter and 11% for the year-to-date period, net income declined by $0.4 million or 6% and $1.1 million or 6%, respectively, as increases in operating expense and interest expense more than offset the revenue increases. Income statement line items which changed significantly were:
                                     Increase(Decrease)
                            Third Quarter      Year-to-Date
                            (in millions)   %  (in millions)  %

Operating Revenues . . . . .    $11.8      12     $29.8      11
Fuel Expense . . . . . . . .      5.1      28      (2.2)     (4)
Purchased Power Expense. . .      3.7      12      25.6      31
Other Operation Expense. . .      3.5      33       1.9       5
Maintenance Expense. . . . .      0.6      10       5.5      36
Depreciation Expense . . . .      0.5       6       1.3       6
Federal Income Tax . . . . .     (0.6)    (15)     (1.0)    (11)
Nonoperating Income. . . . .      0.1     119       0.9     N.M.
Interest Charges . . . . . .      0.1       2       1.0       5

N.M. = Not Meaningful
        The increases in operating revenues and purchased power expense are due to a significant increase in AEP Power Pool transactions and affili-ated power purchases under a unit power agreement. The Company as a member of the AEP Power Pool shares in the revenues and costs of the AEP Power Pool's wholesale sales to and net forward trades with other utility systems and power marketers. The Company's share of these AEP Power Pool sales are recorded as operating revenues and purchases accounting for the increases in revenues and purchased power expense. Forward trading sales and purchases which are transactions within the AEP System traditional marketing area (within two transactions systems of the AEP System) are recorded on a net basis in operating revenues. As a result of an affiliated company's major industrial customer's decision not to continue its purchased power agreement, additional power was available to the AEP Power Pool for wholesale sales also contributing to the increase in the Company's revenue and purchased power expense. Purchased power also increased due to the availability of the Rockport Plant from which the Company, under a unit power agreement, purchases 15% of the available power from Rockport. Rockport Plant generated 7% more KWH in the nine months ended September 2000 than in the nine months ended September 1999.
        Fuel expense increased in the quarter due to amortization of deferred fuel costs and decreased in the year-to-date period due to a decline in internal generation. The Big Sandy Plant Unit 2 began a planned outage on March 11, 2000 for boiler inspections and repairs and returned to service late in April. Big Sandy Unit 1 started a planned outage on April 21, 2000 and returned to service the second week in May after completion of boiler inspection and repairs.
        Other operation expense increased due to emission allowance charges under Phase II of the 1990 Clean Air Act Amendments. Under Phase II, which became effective January 1, 2000, the Company was required to use emission allowances to comply with the new emissions standards. The average cost of those allowances are charged to other operation expense as required. In the year-to-date period an increase in transmission equalization credits received under the AEP East Region Transmission Agreement partially offset the emission allowance charges. The Company as a party to the AEP Transmission Agreement shares the costs associated with the ownership of the extra-high voltage transmission system and certain facilities at lower voltages based upon each company's MLR and investment. An increase in MLR and increased investment in transmission plant were the reasons for the increase in transmission equalization credits.
        The outages at Big Sandy Plant caused maintenance expense to increase in the year-to-date period. Comparing 1999 to 2000, unit 1 of the Big Sandy Plant, experienced 3.6 weeks of various outages compared to 1 week of outages in 1999. Unit 2 experienced 6.8 weeks of outages in 2000 and 4.6 weeks in 1999.
        An increase in transmission plant investment and improvements to distribution facilities accounted for the increase in depreciation expense.
        The decrease in operating Federal income tax expense was primarily due to a decrease in pre-tax operating book income. Nonoperating income increased due to the effect of the non-regulated electric trading outside the AEP Power Pool's traditional marketing area. The AEP Power Pool enters into transactions for the purchase and sale of electricity options, futures and swaps, and for the forward purchase and sale of electricity outside of the AEP System's traditional marketing area. The Company's share of these non-regulated trading activities are included in nonoperating income.
        Interest charges increased due to higher long-term debt interest rates and an increase in average short-term debt interest rates.




                                OHIO POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                          Three Months Ended          Nine Months Ended
                                           September 30,                September 30,
                                           2000        1999          2000         1999
                                           ----        ----          ----         ----
                                                         (in thousands)

OPERATING REVENUES . . . . . . . . . . . $582,702    $544,451     $1,668,434   $1,561,259
                                         --------    --------     ----------   ----------
OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . .  188,727     173,857        581,289      532,075
  Purchased Power. . . . . . . . . . . .   46,772      68,836        129,125      125,808
  Other Operation. . . . . . . . . . . .   99,930      81,113        270,626      249,003
  Maintenance. . . . . . . . . . . . . .   28,128      27,434         89,753       81,425
  Depreciation and Amortization. . . . .   39,121      37,509        116,453      111,691
  Taxes Other Than Federal Income Taxes.   40,579      42,941        125,366      128,746
  Federal Income Taxes . . . . . . . . .   42,793      39,903        114,089      107,369
                                         --------    --------     ----------   ----------

          TOTAL OPERATING EXPENSES . . .  486,050     471,593      1,426,701    1,336,117
                                         --------    --------     ----------   ----------
OPERATING INCOME . . . . . . . . . . . .   96,652      72,858        241,733      225,142
NONOPERATING INCOME. . . . . . . . . . .    2,564       4,856          6,714        6,364
                                         --------    --------     ----------   ----------
INCOME BEFORE INTEREST CHARGES . . . . .   99,216      77,714        248,447      231,506
INTEREST CHARGES . . . . . . . . . . . .   22,155      21,481         66,937       62,587
                                         --------    --------     ----------   ----------
INCOME BEFORE EXTRAORDINARY ITEM . . . .   77,061      56,233        181,510      168,919

EXTRAORDINARY LOSS - DISCONTINUANCE OF
 REGULATORY ACCOUNTING FOR GENERATION
 (INCLUSIVE OF TAX BENEFIT
 OF $21,281,000) . . . . . . . . . . . .  (18,876)       -           (18,876)        -
                                         --------    --------     ----------   ----------
NET INCOME . . . . . . . . . . . . . . .   58,185      56,233        162,634      168,919
PREFERRED STOCK DIVIDEND REQUIREMENTS. .      315         364            951        1,098
                                         --------    --------     ----------   ----------
EARNINGS APPLICABLE TO COMMON STOCK. . . $ 57,870    $ 55,869     $  161,683   $  167,821
                                         ========    ========     ==========   ==========


                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                          Three Months Ended          Nine Months Ended
                                             September 30,             September 30,
                                           2000        1999          2000         1999
                                           ----        ----          ----         ----
                                                         (in thousands)
BALANCE AT BEGINNING OF PERIOD . . . . . $615,834    $584,045     $587,424       $587,500
NET INCOME . . . . . . . . . . . . . . .   58,185      56,233      162,634        168,919
DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock . . . . . . . . . . . .  158,704      57,704      234,110        173,110
    Cumulative Preferred Stock . . . . .      314         366          947          1,101
                                         --------    --------     --------       --------

BALANCE AT END OF PERIOD . . . . . . . . $515,001    $582,208     $515,001       $582,208
                                         ========    ========     ========       ========

The common stock of the Company is wholly owned by AEP.

See Notes to Financial Statements beginning on page L-1.



                       OHIO POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                            September 30,    December 31,
                                                                 2000            1999
                                                            -------------    ------------
                                                                    (in thousands)
ASSETS

ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . . . . .  $2,750,822      $2,713,421
  Transmission . . . . . . . . . . . . . . . . . . . . . . .     868,878         857,420
  Distribution . . . . . . . . . . . . . . . . . . . . . . .   1,029,512         999,679
  General (including mining assets). . . . . . . . . . . . .     703,964         713,882
  Construction Work in Progress. . . . . . . . . . . . . . .     127,739         116,515
                                                              ----------      ----------
          Total Electric Utility Plant . . . . . . . . . . .   5,480,915       5,400,917
  Accumulated Depreciation and Amortization. . . . . . . . .   2,716,760       2,621,711
                                                              ----------      ----------

          NET ELECTRIC UTILITY PLANT . . . . . . . . . . . .   2,764,155       2,779,206
                                                              ----------      ----------



OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . . . . .     322,979         253,668
                                                              ----------      ----------



CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . . . . .      34,980         157,138
  Advances to Affiliates . . . . . . . . . . . . . . . . . .     149,616            -
  Accounts Receivable:
    Customers. . . . . . . . . . . . . . . . . . . . . . . .     118,026         246,310
    Affiliated Companies . . . . . . . . . . . . . . . . . .     147,109          89,215
    Miscellaneous. . . . . . . . . . . . . . . . . . . . . .      30,865          22,055
    Allowance for Uncollectible Accounts . . . . . . . . . .      (1,026)         (2,223)
  Fuel . . . . . . . . . . . . . . . . . . . . . . . . . . .      66,357         129,022
  Materials and Supplies . . . . . . . . . . . . . . . . . .      97,946          95,967
  Accrued Utility Revenues . . . . . . . . . . . . . . . . .        -             45,575
  Energy Trading Contracts . . . . . . . . . . . . . . . . .     353,205         134,567
  Prepayments and Other. . . . . . . . . . . . . . . . . . .      34,848          38,472
                                                              ----------      ----------

          TOTAL CURRENT ASSETS . . . . . . . . . . . . . . .   1,031,926         956,098
                                                              ----------      ----------



REGULATORY ASSETS. . . . . . . . . . . . . . . . . . . . . .     655,575         594,385
                                                              ----------      ----------


DEFERRED CHARGES . . . . . . . . . . . . . . . . . . . . . .      36,760          93,852
                                                              ----------      ----------


            TOTAL. . . . . . . . . . . . . . . . . . . . . .  $4,811,395      $4,677,209
                                                              ==========      ==========

See Notes to Financial Statements beginning on page L-1.






                       OHIO POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                            September 30,    December 31,
                                                                 2000            1999
                                                            -------------    ------------
                                                                     (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - No Par Value:
    Authorized -  40,000,000 Shares
    Outstanding - 27,952,473 Shares. . . . . . . . . . . .    $  321,201      $  321,201
  Paid-in Capital. . . . . . . . . . . . . . . . . . . . .       462,483         462,376
  Retained Earnings. . . . . . . . . . . . . . . . . . . .       515,001         587,424
                                                              ----------      ----------
          Total Common Shareholder's Equity. . . . . . . .     1,298,685       1,371,001
  Cumulative Preferred Stock:
    Not Subject to Mandatory Redemption. . . . . . . . . .        16,648          16,937
    Subject to Mandatory Redemption. . . . . . . . . . . .         8,850           8,850
  Long-term Debt . . . . . . . . . . . . . . . . . . . . .     1,078,952       1,139,834
                                                              ----------      ----------

          TOTAL CAPITALIZATION . . . . . . . . . . . . . .     2,403,135       2,536,622
                                                              ----------      ----------

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . . . .       406,616         414,837
                                                              ----------      ----------

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year . . . . . . . . . . .       120,476          11,677
  Short-term Debt. . . . . . . . . . . . . . . . . . . . .          -            194,918
  Accounts Payable - General . . . . . . . . . . . . . . .       147,134         180,383
  Accounts Payable - Affiliated Companies. . . . . . . . .       105,502          64,599
  Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .       157,757         179,112
  Interest Accrued . . . . . . . . . . . . . . . . . . . .        22,923          16,863
  Obligations Under Capital Leases . . . . . . . . . . . .        34,433          34,284
  Energy Trading Contracts . . . . . . . . . . . . . . . .       346,065         131,844
  Other. . . . . . . . . . . . . . . . . . . . . . . . . .       138,325          96,445
                                                              ----------      ----------

          TOTAL CURRENT LIABILITIES. . . . . . . . . . . .     1,072,615         910,125
                                                              ----------      ----------

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . . . .       683,556         676,460
                                                              ----------      ----------

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . . . .        26,160          35,838
                                                              ----------      ----------

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . . . .       219,313         103,327
                                                              ----------      ----------

CONTINGENCIES (Note 12)

            TOTAL. . . . . . . . . . . . . . . . . . . . .    $4,811,395      $4,677,209
                                                              ==========      ==========

See Notes to Financial Statements beginning on page L-1.



                       OHIO POWER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                  Nine Months Ended
                                                                    September 30,
                                                                 2000           1999
                                                                 ----           ----
                                                                    (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . .  $ 162,634      $ 168,919
  Adjustments for Noncash Items:
    Depreciation, Depletion and Amortization . . . . . . . .    145,125        146,388
    Deferred Federal Income Taxes. . . . . . . . . . . . . .     (2,058)         7,529
    Deferred Fuel Costs (net). . . . . . . . . . . . . . . .    (33,259)       (14,632)
    Amortization of Deferred Property Taxes. . . . . . . . .     60,297         59,567
    Extraordinary Loss - Discontinuance of SFAS 71 . . . . .     18,876           -
  Changes in Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .     60,383       (109,658)
    Fuel, Materials and Supplies . . . . . . . . . . . . . .     60,686        (51,186)
    Accrued Utility Revenues . . . . . . . . . . . . . . . .     45,575          5,355
    Accounts Payable . . . . . . . . . . . . . . . . . . . .      7,654        114,563
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .    (21,355)       (73,130)
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .     44,160         54,355
                                                              ---------      ---------
        Net Cash Flows From Operating Activities . . . . . .    548,718        308,070
                                                              ---------      ---------

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . .   (143,717)      (126,524)
  Proceeds from Sale of Property and Other . . . . . . . . .      4,404          2,003
                                                              ---------      ---------
        Net Cash Flows Used For Investing Activities . . . .   (139,313)      (124,521)
                                                              ---------      ---------

FINANCING ACTIVITIES:
  Issuance of Long-term Debt . . . . . . . . . . . . . . . .     74,748        222,308
  Change in Short-term Debt (net). . . . . . . . . . . . . .   (194,918)       (25,400)
  Change in Advances to Affiliates (net) . . . . . . . . . .   (149,616)          -
  Retirement of Cumulative Preferred Stock . . . . . . . . .       (182)        (3,267)
  Retirement of Long-term Debt . . . . . . . . . . . . . . .    (26,538)      (155,866)
  Dividends Paid on Common Stock . . . . . . . . . . . . . .   (234,110)      (173,110)
  Dividends Paid on Cumulative Preferred Stock . . . . . . .       (947)        (1,101)
                                                              ---------      ---------
        Net Cash Flows Used For Financing Activities . . . .   (531,563)      (136,436)
                                                              ---------      ---------

Net Increase (Decrease) in Cash and Cash Equivalents . . . .   (122,158)        47,113
Cash and Cash Equivalents at Beginning of Period . . . . . .    157,138         89,652
                                                              ---------      ---------
Cash and Cash Equivalents at End of Period . . . . . . . . .  $  34,980      $ 136,765
                                                              =========      =========

Supplemental Disclosure:
  Cash paid for interest net of capitalized amounts was $59,963,000 and $52,526,000 and for income taxes was $56,813,000 and $48,052,000 in 2000 and
  1999, respectively. Noncash acquisitions under capital leases were $12,734,000 and $23,955,000 in 2000 and 1999, respectively.

See Notes to Financial Statements beginning on page L-1.

                       OHIO POWER COMPANY AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                    THIRD QUARTER 2000 vs. THIRD QUARTER 1999
                                       AND
                     YEAR-TO-DATE 2000 vs. YEAR-TO-DATE 1999

         Income before extraordinary items increased $21 million or 37% for the quarter and $13 million or 7% for the year-to-date period due predominantly to an increase in wholesale sales and net revenues from electric trading transactions and, in the third quarter, a reduction in purchased power costs. An extraordinary loss related to the discontinuance of SFAS 71 regulatory accounting, of approximately $19 million after tax, was recorded in September 2000 in connection with the approval of a plan to transition the company's generation business from cost based rate regulation to customer choice market pricing (See Note 9 - Industry Restructuring).
         Income statement line items which changed significantly were:
                                     Increase (Decrease)
                            Third Quarter      Year-to-Date
                            (in millions)  %   (in millions)   %

Operating Revenues . . . . .     $38       7        $107       7
Fuel Expense . . . . . . . .      15       9          49       9
Purchased Power Expense. . .     (22)    (32)          3       3
Other Operation Expense. . .      19      23          22       9
Maintenance Expense. . . . .       1       3           8      10
Federal Income Taxes . . . .       3       7           7       6
Extraordinary Loss . . . . .     (19)    N.M.        (19)    N.M.

N.M. = Not Meaningful

         The increase in operating revenues resulted from increased wholesale sales to the AEP Power Pool, the Company's share of increased Power Pool wholesale sales to and net revenues from trading of electricity with other utility systems and power marketers. The Company as a member of the AEP Power Pool shares in the revenues and cost of the AEP Power Pool's whole-sale sales to and forward trades with utility systems and power marketers. The Company's share of Power Pool forward trades, both purchases and sales, within the AEP System's traditional marketing area (within two transmission systems of the AEP System) are recorded on a net basis in operating revenues. AEP Power Pool members are compensated for the out of pocket costs of energy delivered to the AEP Power Pool and charged for energy received from the AEP Power Pool. As a result of one of the Company's major industrial customer's deciding not to continue its power purchase agreement, the Company was able to deliver additional power to the AEP Power Pool accounting for part of the increase in wholesale revenues. Wholesale revenues also benefited from the growth in AEP's marketing and trading operation, favorable wholesale market conditions and increased availability of AEP Power Pool generation for wholesale sales. The increase in AEP Power Pool generation availability was due to the return to service of one an affiliates nuclear units in June 2000 and improved generating unit outage management.
         Fuel expense increased due to increases in generation and the average cost of fuel consumed reflecting shutdown costs included in the cost of coal delivered from affiliated mining operations.
         The decline in purchased power expense in the third quarter reflects a decrease in high cost purchases by the Power Pool from unaffiliated entities. With the return to service in June 2000 of one of an affiliate's two nuclear units the affiliate was able to supply more power to the AEP Power Pool at lower cost reducing the need to acquire power on the open market.
         Other operation expense increased primarily due to increased power generation costs. Increased emission allowance consumption and allowance prices and increased costs of AEP's growing power marketing and trading operation, including incentive compensation, accounted for the increase in generation costs.
         Additional generating plant boiler repairs accounted for the increase in maintenance expense for the year-to-date period. The increase in federal income taxes was primarily due to an increase in pre-tax operating income offset in part in the quarter by changes in certain book/tax differences accounted for on a flow-thru basis.
         An extraordinary loss was recorded in the third quarter of 2000 when the Company discontinued the application of SFAS 71 regulatory accounting for the generation portion of its business due to the approval in September 2000 of a stipulation agreement by the PUCO providing for a transition from cost based rate regulation for the Company's generation business to customer choice market pricing.




                   PUBLIC SERVICE COMPANY OF OKLAHOMA AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                             Three Months Ended    Nine Months Ended
                                              September 30,            September 30,
                                             2000      1999         2000        1999
                                             ----      ----         ----        ----
                                                         (in thousands)

OPERATING REVENUES . . . . . . . . . . .   $358,710   $258,656     $729,211   $588,385
                                           --------   --------     --------   --------

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . .    155,103     82,076      302,497    208,873
  Purchased Power. . . . . . . . . . . .     46,325     20,278       98,532     50,450
  Other Operation. . . . . . . . . . . .     32,236     35,751       84,468     89,407
  Maintenance. . . . . . . . . . . . . .      8,032      8,768       30,027     30,695
  Depreciation and Amortization. . . . .     19,632     18,558       57,470     55,557
  Taxes Other Than Federal Income Taxes.     12,660      9,439       28,718     28,676
  Federal Income Taxes . . . . . . . . .     28,285     26,066       35,700     31,802
                                           --------   --------    ---------   --------

          TOTAL OPERATING EXPENSES . . .    302,273    200,936      637,412    495,460
                                           --------   --------    ---------   --------

OPERATING INCOME . . . . . . . . . . . .     56,437     57,720       91,799     92,925

NONOPERATING INCOME. . . . . . . . . . .      7,211      1,430        7,927        920
                                           --------   --------    ---------   --------

INCOME BEFORE INTEREST CHARGES . . . . .     63,648     59,150       99,726     93,845

INTEREST CHARGES . . . . . . . . . . . .      9,319      8,893       29,532     27,208
                                           --------   --------     --------   --------

NET INCOME . . . . . . . . . . . . . . .     54,329     50,257       70,194     66,637

PREFERRED STOCK DIVIDEND REQUIREMENTS. .         52         54          158        160
                                           --------   --------     --------   ---------

EARNINGS APPLICABLE TO COMMON STOCK. . .   $ 54,277   $ 50,203     $ 70,036   $ 66,477
                                           ========   ========     ========   ========

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                          Three Months Ended       Nine Months Ended
                                             September 30,            September 30,
                                             2000      1999         2000        1999
                                             ----      ----         ----        ----
                                                         (in thousands)
BALANCE AT BEGINNING OF PERIOD
  AS PREVIOUSLY REPORTED . . . . . . . .   $120,995  $131,583     $142,018    $144,626
CONFORMING CHANGE IN ACCOUNTING POLICY .       -       (2,369)      (2,782)     (1,686)
                                           --------  --------     --------    --------
ADJUSTED BALANCE AT BEGINNING OF PERIOD.    120,995   129,214      139,236     142,940
NET INCOME . . . . . . . . . . . . . . .     54,329    50,257       70,194      66,637
DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock . . . . . . . . . . . .     17,000    15,000       51,000      45,000
    Preferred Stock. . . . . . . . . . .         52        53          158         159
                                           --------  --------     --------    ---------

BALANCE AT END OF PERIOD . . . . . . . .   $158,272  $164,418     $158,272    $164,418
                                           ========  ========     ========    ========

The common stock of the Company is wholly owned by AEP.

See Notes to Financial Statements beginning on page L-1.



               PUBLIC SERVICE COMPANY OF OKLAHOMA AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                                           September 30,   December 31,
                                                                2000           1999
                                                           -------------   ------------
                                                                   (in thousands)
ASSETS

ELECTRIC UTILITY PLANT:
  Production. . . . . . . . . . . . . . . . . . . . . . . .  $  915,216     $  916,889
  Transmission. . . . . . . . . . . . . . . . . . . . . . .     395,594        392,029
  Distribution. . . . . . . . . . . . . . . . . . . . . . .     926,195        897,516
  General . . . . . . . . . . . . . . . . . . . . . . . . .     205,654        217,368
  Construction Work in Progress . . . . . . . . . . . . . .     105,976         35,903
                                                             ----------     ----------
          Total Electric Utility Plant. . . . . . . . . . .   2,548,635      2,459,705
  Accumulated Depreciation and Amortization . . . . . . . .   1,135,265      1,114,255
                                                             ----------     ----------

          NET ELECTRIC UTILITY PLANT. . . . . . . . . . . .   1,413,370      1,345,450
                                                             ----------     -----------

OTHER PROPERTY AND INVESTMENTS. . . . . . . . . . . . . . .      78,190         46,205
                                                             ----------     ----------

CURRENT ASSETS:
  Cash and Cash Equivalents . . . . . . . . . . . . . . . .       5,644          3,173
  Accounts Receivable:
    Customers . . . . . . . . . . . . . . . . . . . . . . .      63,387         32,301
    Affiliated Companies. . . . . . . . . . . . . . . . . .       6,130          2,283
  Fuel. . . . . . . . . . . . . . . . . . . . . . . . . . .      24,815         24,143
  Materials and Supplies. . . . . . . . . . . . . . . . . .      33,459         34,289
  Under-recovered Fuel Costs. . . . . . . . . . . . . . . .      41,809          6,469
  Energy Trading Contracts. . . . . . . . . . . . . . . . .     103,594           -
  Prepayments . . . . . . . . . . . . . . . . . . . . . . .       1,161          1,572
                                                             ----------     ----------

          TOTAL CURRENT ASSETS. . . . . . . . . . . . . . .     279,999        104,230
                                                             ----------     ----------

REGULATORY ASSETS . . . . . . . . . . . . . . . . . . . . .      27,786         16,717
                                                             ----------     ----------

DEFERRED CHARGES. . . . . . . . . . . . . . . . . . . . . .      11,777         12,124
                                                             ----------     ----------

TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . .  $1,811,122     $1,524,726
                                                             ==========     ==========

See Notes to Financial Statements beginning on page L-1.



               PUBLIC SERVICE COMPANY OF OKLAHOMA AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                           September 30,   December 31,
                                                                2000           1999
                                                           -------------   ------------
                                                                   (in thousands)

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - $15 Par Value:
    Authorized Shares: 11,000,000
    Issued 10,482,000 shares and
    Outstanding Shares: 9,013,000 . . . . . . . . . . . . .  $  157,230     $  157,230
  Paid-in Capital . . . . . . . . . . . . . . . . . . . . .     180,000        180,000
  Retained Earnings . . . . . . . . . . . . . . . . . . . .     158,272        139,236
                                                             ----------     ----------
          Total Common Shareholder's Equity . . . . . . . .     495,502        476,466
                                                             ----------     ----------

  Cumulative Preferred Stock Not Subject
    To Mandatory Redemption . . . . . . . . . . . . . . . .       5,283          5,286
  PSO-Obligated, Mandatorily Redeemable Preferred
    Securities of Subsidiary Trust Holding Solely Junior
    Subordinated Debentures of PSO. . . . . . . . . . . . .      75,000         75,000
  Long-term Debt. . . . . . . . . . . . . . . . . . . . . .     344,745        364,516
                                                             ----------     ----------

          TOTAL CAPITALIZATION. . . . . . . . . . . . . . .     920,530        921,268
                                                             ----------     ----------

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year. . . . . . . . . . . .      30,000         20,000
  Advances from Affiliates. . . . . . . . . . . . . . . . .     119,689         79,169
  Accounts Payable - General. . . . . . . . . . . . . . . .      93,268         44,088
  Accounts Payable - Affiliated Companies . . . . . . . . .      36,417         35,518
  Customer Deposits . . . . . . . . . . . . . . . . . . . .      18,524         17,752
  Taxes Accrued . . . . . . . . . . . . . . . . . . . . . .      31,165         18,480
  Interest Accrued. . . . . . . . . . . . . . . . . . . . .      10,730          5,420
  Energy Trading Contracts. . . . . . . . . . . . . . . . .     108,434           -
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .      12,758          8,058
                                                             ----------     ----------

          TOTAL CURRENT LIABILITIES . . . . . . . . . . . .     460,985        228,485
                                                             ----------     ----------

DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . .     306,260        281,916
                                                             ----------     ----------

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . . . .       36,231         37,574
                                                             ----------     ----------

REGULATORY LIABILITIES AND DEFERRED CREDITS . . . . . . . .      87,116         55,483
                                                             ----------     ----------

CONTINGENCIES (Note 12)

            TOTAL . . . . . . . . . . . . . . . . . . . . .  $1,811,122     $1,524,726
                                                             ==========     ==========

See Notes to Financial Statements beginning on page L-1.




               PUBLIC SERVICE COMPANY OF OKLAHOMA AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                2000           1999
                                                                ----           ----
                                                                   (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . .  $ 70,194       $ 66,637
  Adjustments for Noncash Items:
    Depreciation and Amortization. . . . . . . . . . . . . .    57,470         56,290
    Deferred Income Taxes. . . . . . . . . . . . . . . . . .    19,798         11,993
    Deferred Investment Tax Credits. . . . . . . . . . . . .    (1,343)        (1,343)
  Changes in Certain Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .   (34,933)        (1,479)
    Fuel, Materials and Supplies . . . . . . . . . . . . . .       158         (1,610)
    Equity and Other Investments . . . . . . . . . . . . . .   (30,331)        (5,802)
    Accounts Payable . . . . . . . . . . . . . . . . . . . .    50,079        (31,971)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .    12,685         15,763
    Other Deferred Credits . . . . . . . . . . . . . . . . .    22,627         10,761
    Fuel Recovery. . . . . . . . . . . . . . . . . . . . . .   (35,340)       (24,795)
    Other. . . . . . . . . . . . . . . . . . . . . . . . . .    12,150         22,695
                                                              --------       ---------
        Net Cash Flows From Operating Activities . . . . . .   143,214        117,139
                                                              --------       --------

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . .  (120,105)       (73,204)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . .      -            (3,711)
                                                              --------       --------
        Net Cash Flows Used For Investing Activities . . . .  (120,105)       (76,915)
                                                              --------       --------

FINANCING ACTIVITIES:
  Issuance of Long-term Debt . . . . . . . . . . . . . . . .      -            33,257
  Retirement of Long-term Debt . . . . . . . . . . . . . . .   (10,000)       (33,700)
  Change in Advances from Affiliates (net) . . . . . . . . .    40,520          4,500
  Dividends Paid on Common Stock . . . . . . . . . . . . . .   (51,000)       (45,000)
  Dividends Paid on Cumulative Preferred Stock . . . . . . .      (158)          (159)
                                                              --------       --------
        Net Cash Flows From Financing Activities . . . . . .   (20,638)       (41,102)
                                                              --------       --------

Net Increase (Decrease) in Cash and Cash Equivalents . . . .     2,471           (878)
Cash and Cash Equivalents at Beginning of Period . . . . . .     3,173          4,670
                                                              --------       --------
Cash and Cash Equivalents at End of Period . . . . . . . . .  $  5,644       $  3,792
                                                              ========       ========

Supplemental Disclosure:
  Cash paid for interest net of capitalized amounts was $24,222,000 and $23,454,000 and for income taxes was $13,925,395 and $16,614,000 in 2000 and
  1999, respectively.

See Notes to Consolidated Financial Statements beginning on page L-1.

                       PUBLIC SERVICE COMPANY OF OKLAHOMA
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                    THIRD QUARTER 2000 vs. THIRD QUARTER 1999
                                       AND
                     YEAR-TO-DATE 2000 vs. YEAR-TO-DATE 1999

         Net income increased $4.1 million or 8% for the third quarter and $3.6 million or 5% for the year-to-date due mainly to a gain from the sale of a minority interest in Scientech, Inc. Scientech provides services, systems and instruments, which describe, regulate, monitor and enhance the safety and reliability of power plant operations and their environmental impact.
        Income statement line items which changed significantly were:
                                         Increase (Decrease)
                                Third Quarter      Year-to-Date
                                (in millions)   %  (in millions)   %

Operating Revenues . . . . . .       $100      39       $141      24
Fuel Expense . . . . . . . . .         73      89         94      45
Purchased Power Expense. . . .         26     128         48      95
Other Operation Expense. . . .         (4)    (10)        (5)     (6)
Taxes Other Than Federal
  Income Taxes . . . . . . . .          3      34        N.M.    N.M.
Federal Income Taxes . . . . .          2       9          4      12
Nonoperating Income. . . . . .          6     404          7     N.M.
Interest Charges . . . . . . .        N.M.      5          2       9

N.M. = Not Meaningful

         The increase in operating revenues was due to an increase in fuel-related revenues, reflecting increased fuel and purchased power expenses and increased wholesale sales to neighboring utilities and marketers. Fuel revenue changes are generally offset by increases in fuel and purchased power expenses due to the operation of a fuel clause mechanism in Oklahoma.
         The increases in fuel and purchased power expenses were due primarily to a rise in the average unit fuel cost and higher prices for economy energy purchases reflecting an increase in natural gas prices.
         Other operation expenses decreased due primarily to the effect of an unfavorable reallocation adjustment recorded in 1999 as a result of FERC approval of a transmission coordination agreement. The transmission coordination agreement provides the means by which the AEP West electric operating companies plan, operate and maintain their four separate transmission systems as a single unit. The agreement also established the method by which these companies allocate revenues and costs received under open access transmission tariffs. In 1999 the AEP West electric operating companies filed a revised transmission coordination agreement which includes changes that ensure a revenue and cost allocation in proportion to each company's respective revenue requirement for service it provides under a revised open access transmission tariff. In the third quarter of 1999, PSO recorded the estimated impact of the reallocation of open access transmission tariff revenues and costs retroactive to 1997 which caused PSO to record additional other operation expense.
        Taxes other than federal income taxes increased for the quarter due primarily to an increase in state taxable income. Income tax expense associated with utility operations increased as a result of an increase in pre-tax book income. The increase in nonoperating income primarily resulted from the gain on the sale of the Company's minority interest in Scientech, Inc in 2000.
         Interest charges increased reflecting additional short-term borrowings.





              SOUTHWESTERN ELECTRIC POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                           Three Months Ended       Nine Months Ended
                                               September 30,           September 30,
                                             2000      1999         2000        1999
                                             ----      ----         ----        ----
                                                         (in thousands)
OPERATING REVENUES . . . . . . . . . . .   $377,442   $312,035     $857,607   $751,987
                                           --------   --------     --------   --------

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . .    172,763    124,737      375,888    292,698
  Purchased Power. . . . . . . . . . . .     23,665     10,130       54,615     26,895
  Other Operation. . . . . . . . . . . .     39,417     42,003      111,477    106,267
  Maintenance. . . . . . . . . . . . . .     12,644     15,598       47,856     49,860
  Depreciation and Amortization. . . . .     27,978     25,464       78,460     76,988
  Taxes Other Than Federal Income Taxes.     17,518     10,859       41,634     44,195
  Federal Income Taxes . . . . . . . . .     22,145     21,703       30,338     32,464
                                           --------   --------     --------   --------
          TOTAL OPERATING EXPENSES . . .    316,130    250,494      740,268    629,367
                                           --------   --------     --------   --------

OPERATING INCOME . . . . . . . . . . . .     61,312     61,541      117,339    122,620
NONOPERATING INCOME (LOSS) . . . . . . .      1,008     (3,062)       1,453     (2,277)
                                           --------   --------     --------   --------
INCOME BEFORE INTEREST CHARGES . . . . .     62,320     58,479      118,792    120,343
INTEREST CHARGES . . . . . . . . . . . .     14,783     13,571       44,806     41,929
                                           --------   --------     --------   --------
INCOME BEFORE EXTRAORDINARY ITEM . . . .     47,537     44,908       73,986     78,414
EXTRAORDINARY LOSS - DISCONTINUANCE OF
  REGULATORY ACCOUNTING FOR GENERATION
  (NET OF TAXES OF $1,621,000) . . . . .       -        (3,011)        -        (3,011)
                                           --------   --------     --------   --------
NET INCOME . . . . . . . . . . . . . . .     47,537     41,897       73,986     75,403
PREFERRED STOCK DIVIDEND REQUIREMENTS. .         58         57          172        172
                                           --------   --------     --------   --------

EARNINGS APPLICABLE TO COMMON STOCK  . .   $ 47,479   $ 41,840     $ 73,814   $ 75,231
                                           ========   ========     ========   ========

                         STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                           Three Months Ended        Nine Months Ended
                                            September 30,              September 30,
                                             2000      1999          2000        1999
                                             ----      ----          ----        ----
                                                         (in thousands)
BALANCE AT BEGINNING OF PERIOD AS
  PREVIOUSLY REPORTED. . . . . . . . . .   $278,881   $280,760     $288,018    $300,592
   Conforming Change in Accounting . . .
     Policy. . . . . . . . . . . . . . .       -        (4,787)      (4,472)     (4,010)
                                           --------   --------     --------    --------

ADJUSTED BALANCE AT BEGINNING OF PERIOD.    278,881    275,973      283,546     296,582
 NET INCOME . . . . . . . . . . . . . . .    47,537     41,897       73,986      75,403
DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock. . . . . . . . . . . . .    15,500     27,000       46,500      81,000
    Preferred Stock . . . . . . . . . . .        58         57          172         172
                                           --------   --------     --------    ---------

BALANCE AT END OF PERIOD . . . . . . . .   $310,860   $290,813     $310,860    $290,813
                                           ========   ========     ========    ========

The Company is a wholly owned subsidiary of AEP.

See Notes to Financial Statements beginning on page L-1.




              SOUTHWESTERN ELECTRIC POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                                           September 30,   December 31,
                                                                2000           1999
                                                           -------------   ------------
                                                                   (in thousands)

ASSETS

ELECTRIC UTILITY PLANT:
  Production. . . . . . . . . . . . . . . . . . . . . . . .  $1,406,245     $1,402,062
  Transmission. . . . . . . . . . . . . . . . . . . . . . .     517,133        484,327
  Distribution. . . . . . . . . . . . . . . . . . . . . . .     989,224        958,318
  General . . . . . . . . . . . . . . . . . . . . . . . . .     323,110        333,949
  Construction Work in Progress . . . . . . . . . . . . . .      58,829         52,775
                                                             ----------     ----------

          Total Electric Utility Plant. . . . . . . . . . .   3,294,541      3,231,431

  Accumulated Depreciation. . . . . . . . . . . . . . . . .   1,434,124      1,384,242
                                                             ----------     ----------

          NET ELECTRIC UTILITY PLANT. . . . . . . . . . . .   1,860,417      1,847,189
                                                             ----------     -----------

OTHER PROPERTY AND INVESTMENTS. . . . . . . . . . . . . . .      73,708         37,080
                                                             ----------     ----------

CURRENT ASSETS:
  Cash and Cash Equivalents . . . . . . . . . . . . . . . .       3,512          3,043
  Accounts Receivable . . . . . . . . . . . . . . . . . . .      62,804         45,511
  Accounts Receivable - Affiliated Companies. . . . . . . .       6,275          6,053
  Fuel. . . . . . . . . . . . . . . . . . . . . . . . . . .      59,812         60,844
  Underrecovered Fuel . . . . . . . . . . . . . . . . . . .      34,089           -
  Materials and Supplies. . . . . . . . . . . . . . . . . .      26,085         26,420
  Energy Trading Contracts. . . . . . . . . . . . . . . . .      88,550           -
  Prepayments . . . . . . . . . . . . . . . . . . . . . . .      17,574         15,953
                                                             ----------     ----------

          TOTAL CURRENT ASSETS. . . . . . . . . . . . . . .     298,701        157,824
                                                             ----------     ----------

REGULATORY ASSETS . . . . . . . . . . . . . . . . . . . . .      54,081         47,180
                                                             ----------     ----------

DEFERRED CHARGES  . . . . . . . . . . . . . . . . . . . . .      20,333         16,942
                                                             ----------     ----------

            TOTAL . . . . . . . . . . . . . . . . . . . . .  $2,307,240     $2,106,215
                                                             ==========     ==========

See Notes to Financial Statements beginning on page L-1.



              SOUTHWESTERN ELECTRIC POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                           September 30,   December 31,
                                                                2000           1999
                                                           -------------   -----------
                                                                   (in thousands)

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - $18 Par Value:
    Authorized - 7,600,000 Shares
    Outstanding - 7,536,640 Shares. . . . . . . . . . . . .  $  135,660     $  135,660
  Paid-in Capital . . . . . . . . . . . . . . . . . . . . .     245,000        245,000
  Retained Earnings . . . . . . . . . . . . . . . . . . . .     310,860        283,546
                                                             ----------     ----------
          TOTAL COMMON SHAREHOLDER'S EQUITY . . . . . . . .     691,520        664,206

Preferred Stock . . . . . . . . . . . . . . . . . . . . . .       4,704          4,706
SWEPCO-OBLIGATED, MANDATORILY REDEEMABLE PREFERRED
 SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR
 SUBORDINATED DEBENTURES OF SWEPCO. . . . . . . . . . . . .     110,000        110,000
Long-term Debt. . . . . . . . . . . . . . . . . . . . . . .     645,527        495,973
                                                             ----------     ----------

TOTAL CAPITALIZATION. . . . . . . . . . . . . . . . . . . .   1,451,751      1,274,885
                                                             ----------     ----------

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year. . . . . . . . . . . .         595         45,595
  Advances from Affiliates. . . . . . . . . . . . . . . . .      26,947        140,897
  Accounts Payable - General. . . . . . . . . . . . . . . .      96,030         60,689
  Accounts Payable - Affiliated Companies . . . . . . . . .      35,043         39,117
  Customer Deposits . . . . . . . . . . . . . . . . . . . .      15,857         14,236
  Taxes Accrued . . . . . . . . . . . . . . . . . . . . . .      47,457         24,374
  Interest Accrued. . . . . . . . . . . . . . . . . . . . .      11,971          9,792
  Energy Trading Contracts. . . . . . . . . . . . . . . . .      92,688           -
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .      23,934         21,878
                                                             ----------     ----------

          TOTAL CURRENT LIABILITIES . . . . . . . . . . . .     350,522        356,578
                                                             ----------     ----------

DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . .     392,803        376,504
                                                             ----------     ----------

DEFERRED INVESTMENT TAX CREDITS . . . . . . . . . . . . . .      54,288         57,649
                                                             ----------     ----------

REGULATORY LIABILITIES AND DEFERRED CREDITS . . . . . . . .      57,876         40,599
                                                             ----------     ----------

CONTINGENCIES (Note 12)

            TOTAL . . . . . . . . . . . . . . . . . . . . .  $2,307,240     $2,106,215
                                                             ==========     ==========

See Notes to Financial Statements beginning on page L-1.




              SOUTHWESTERN ELECTRIC POWER COMPANY AND SUBSIDIAREIS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                 Nine Months Ended
                                                                   September 30,
                                                                2000           1999
                                                                ----           ----
                                                                   (in thousands)

OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . .  $ 73,986       $ 75,403
  Adjustments for NonCash Items:
    Depreciation and Amortization. . . . . . . . . . . . . .    83,060         81,122
    Deferred Income Taxes. . . . . . . . . . . . . . . . . .    10,901        (16,204)
    Deferred Investment Tax Credits  . . . . . . . . . . . .    (3,361)        (3,423)
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .   (17,515)       (34,306)
    Fuel, Material and Supplies. . . . . . . . . . . . . . .     1,367        (16,404)
    Accounts Payable . . . . . . . . . . . . . . . . . . . .    31,267         (5,546)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .    23,083         35,411
    Fuel Recovery. . . . . . . . . . . . . . . . . . . . . .   (36,977)          (223)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . .   (16,756)        37,020
                                                              --------       ---------
        Net Cash Flows From Operating Activities . . . . . .   149,055        152,850
                                                              --------       --------

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . .   (92,379)       (73,127)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . .       232         (3,545)
                                                              --------       --------
        Net Cash Flows Used For Investing Activities . . . .   (92,147)       (76,672)
                                                              --------       --------

FINANCING ACTIVITIES:
  Redemption of Preferred Stock. . . . . . . . . . . . . . .        (1)            (1)
  Proceeds from Issuance of Long-term Debt . . . . . . . . .   149,634           -
  Retirement of Long-term Debt . . . . . . . . . . . . . . .   (45,450)       (43,787)
  Change in Advances from Affiliates (net) . . . . . . . . .  (113,950)        47,370
  Dividends Paid on Common Stock . . . . . . . . . . . . . .   (46,500)       (81,000)
  Dividends Paid on Preferred Stock. . . . . . . . . . . . .      (172)          (172)
                                                              --------       --------
        Net Cash Flows Used For Financing Activities . . . .   (56,439)       (77,590)
                                                              --------       --------

Net Increase (Decrease) in Cash and Cash Equivalents . . . .       469         (1,412)
Cash and Cash Equivalents at Beginning of Period . . . . . .     3,043          4,444
                                                              --------       --------
Cash and Cash Equivalents at End of Period . . . . . . . . .  $  3,512       $  3,032
                                                              ========       ========


Supplemental Disclosure:
  Cash paid for interest net of capitalized amounts was $42,627,000 and $40,056,000 and for income taxes was $16,040,000 and $32,812,000 in 2000 and
  1999, respectively.

See Notes to Financial Statements beginning on page L-1.

              SOUTHWESTERN ELECTRIC POWER COMPANY AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                    THIRD QUARTER 2000 vs. THIRD QUARTER 1999
                                       AND
                     YEAR-TO-DATE 2000 vs. YEAR-TO-DATE 1999


         Net income increased $5.6 million, or 13%, for the quarter and was $1.4 million, or 2%, lower for the nine months ended September 30, 2000. The increase for the quarter resulted primarily from increased nonoperating income and an extraordinary loss due to the discontinuance of regulatory accounting for generation in 1999. The decrease for the year-to-date period resulted primarily from increased operating expenses and interest charges offset in part by the effect of the extraordinary loss in 1999.
        Income statement line items which changed significantly were:
                                         Increase (Decrease)
                                Third Quarter      Year-to-Date
                                (in millions)   %  (in millions)   %

Operating Revenues . . . . . .       $65       21      $106       14
Fuel Expense . . . . . . . . .        48       39        83       28
Purchased Power Expense. . . .        14      134        28      103
Other Operation Expense. . . .        (3)      (6)        5        5
Maintenance Expense. . . . . .        (3)     (19)       (2)      (4)
Depreciation and Amortization.         3       10         1        2
Taxes Other Than Federal
  Income Taxes . . . . . . . .         7       61        (3)      (6)
Nonoperating Income. . . . . .         4      133         4      164
Interest Charges . . . . . . .         1        9         3        7

         The increase in operating revenues resulted from higher fuel related revenues due to increased fuel and purchased power expense, the post merger implementation of AEP's power marketing and trading operations which increased wholesale sales to neighboring utilities and power marketers, and an unfavorable adjustment in 1999 as a result of FERC's approval of a transmission coordination agreement. The transmission coordination agreement provides the means by which the AEP West electric operating companies plan, operate and maintain their four separate transmission systems as a single unit. The agreement also establishes the method by which these companies allocate transmission revenues received under open access transmission tariffs. In 1999 the AEP West electric operating companies filed a revised transmission coordination agreement which includes changes that ensure a revenue allocation in proportion to each company's respective revenue requirement for service it provides under a revised open access transmission tariff. In the third quarter of 1999, SWEPCo and the other AEP West electric operating companies recorded the estimated impact of the reallocation of open access transmission tariff revenues retroactive to 1997 which caused SWEPCo to record a reduction to revenues in the third quarter of 1999 thereby increasing comparative revenues.
         Fuel expense increased due primarily to an increase in the average unit cost of fuel as a result of higher spot market natural gas prices.
         The increase in purchased power expenses was primarily caused by an increase in the cost of economy energy purchases due to increased spot market gas prices.
         Other operation expense decreased for the quarter as a result of the effect of an unfavorable adjustment recorded in 1999 for allocated transmission services. Other operation expenses were up in the year-to-date period due primarily to increased customer accounts expenses, increased insurance expenses, and increased regulatory and consulting expenses for a sales tax audit which more than offset the effect of the unfavorable transmission services adjustment recorded in 1999.
         A reduction in overhead line tree trimming work caused the decrease in maintenance expense for the quarter. In the year-to-date period the decline in maintenance expense reflects a decrease in generating station maintenance activity.
         Depreciation and amortization expense increased due to changes in depreciation rates associated with rate-related settlements in Arkansas and Louisiana in 1999.
         The increase in taxes other than federal income taxes for the third quarter was due to an increase in ad valorem taxes in 2000. The decrease in the year-to-date taxes other than federal income taxes was a result of decreased state taxable income.

         Nonoperating income increased due to a 1999 write off of Cajun Electric Power Cooperative acquisition expenses. SWEPCo had deferred approximately $13 million in costs related to its attempt to acquire Cajun's non-nuclear assets. Under a settlement agreement, SWEPCo received a $7.5 million reimbursement and reflected an after tax loss in the third quarter of 1999 of $3.7 million.
         The increase in interest charges can be attributed to the issuance of additional long-term debt in 2000.




                         WEST TEXAS UTILITIES COMPANY
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                           Three Months Ended     Nine Months Ended
                                               September 30,          September 30,
                                             2000       1999        2000      1999
                                             ----       ----        ----      ----
                                                         (in thousands)

OPERATING REVENUES . . . . . . . . . . .   $201,191   $164,104    $425,268  $352,938
                                           --------   --------    --------  --------
OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . .     57,728     41,478     133,515    93,821
  Purchased Power. . . . . . . . . . . .     54,686     28,328      92,034    49,096
  Other Operation. . . . . . . . . . . .     32,046     24,761      68,101    65,835
  Maintenance. . . . . . . . . . . . . .      4,959      4,283      14,866    14,744
  Depreciation and Amortization. . . . .     22,717     20,734      42,050    42,358
  Taxes Other Than Federal Income Taxes.      7,096      6,464      18,712    21,049
  Federal Income Taxes . . . . . . . . .      5,394     11,026      12,706    15,722
                                           --------   --------   ---------  --------

          TOTAL OPERATING EXPENSES . . .    184,626    137,074     381,984   302,625
                                           --------   --------   ---------  --------

OPERATING INCOME . . . . . . . . . . . .     16,565     27,030      43,284    50,313
NONOPERATING INCOME (LOSS) . . . . . . .       (202)       332      (3,441)      504
                                           --------   --------   ---------  --------
INCOME BEFORE INTEREST CHARGES . . . . .     16,363     27,362      39,843    50,817
INTEREST CHARGES . . . . . . . . . . . .      5,693      5,949      17,270    18,356
                                           --------   --------    --------  --------
INCOME BEFORE EXTRAORDINARY ITEM . . . .     10,670     21,413      22,573    32,461
EXTRAORDINARY LOSS - DISCONTINANCE OF
  REGULATORY ACCOUNTING FOR GENERATION
  (NET OF TAXES OF $2,941,000) . . . . .       -        (5,461)       -       (5,461)
                                           --------   --------    --------  --------
NET INCOME . . . . . . . . . . . . . . .     10,670     15,952      22,573    27,000
PREFERRED STOCK DIVIDENDS REQUIREMENTS .         26         26          78        78
                                           --------   --------    --------  ---------

EARNINGS APPLICABLE TO COMMON STOCK. . .   $ 10,644   $ 15,926    $ 22,495  $ 26,922
                                           ========   ========    ========  ========

                         STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                           Three Months Ended     Nine Months Ended
                                               September 30,         September 30,
                                             2000      1999        2000        1999
                                             ----      ----        ----        ----
                                                         (in thousands)
BALANCE AT BEGINNING OF PERIOD
  AS PREVIOUSLY REPORTED. . . .. . . . .   $116,093  $114,772    $115,856    $117,189
CONFORMING CHANGE IN ACCOUNTING POLICY .       -       (2,836)     (2,614)     (2,249)
                                           --------  --------    --------    --------
ADJUSTED BALANCE AT BEGINNING OF PERIOD.    116,093   111,936     113,242     114,940

NET INCOME . . . . . . . . . . . . . . .     10,670    15,952      22,573      27,000

DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock . . . . . . . . . . . .      4,500     7,000      13,500      21,000
    Preferred Stock. . . . . . . . . . .         26        26          78          78
                                           --------  --------    --------    ---------

BALANCE AT END OF PERIOD . . . . . . . .   $122,237  $120,862    $122,237    $120,862
                                           ========  ========    ========    =========

The common stock of the Company is wholly owned by AEP.

       See Notes to Financial Statements beginning on page L-1.




                          WEST TEXAS UTILITIES COMPANY
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                             September 30,  December 31,
                                                                 2000           1999
                                                             -------------  ------------
                                                                   (in thousands)

ASSETS

ELECTRIC UTILITY PLANT:
  Production. . . . . . . . . . . . . . . . . . . . . . . .  $  422,972     $  429,783
  Transmission. . . . . . . . . . . . . . . . . . . . . . .     234,824        220,479
  Distribution. . . . . . . . . . . . . . . . . . . . . . .     412,670        403,206
  General . . . . . . . . . . . . . . . . . . . . . . . . .     110,543        113,945
  Construction Work in Progress . . . . . . . . . . . . . .      28,242         15,131
                                                             ----------     ----------
          Total Electric Utility Plant. . . . . . . . . . .   1,209,251      1,182,544
  Accumulated Depreciation and Amortization . . . . . . . .     506,207        495,847
                                                             ----------     ----------
          NET ELECTRIC UTILITY PLANT. . . . . . . . . . . .     703,044        686,697
                                                             ----------     ----------

OTHER PROPERTY AND INVESTMENTS. . . . . . . . . . . . . . .      33,505         21,570
                                                             ----------     ----------

CURRENT ASSETS:
  Cash and Cash Equivalents . . . . . . . . . . . . . . . .       8,660          6,074
  Accounts Receivable:
    Customers . . . . . . . . . . . . . . . . . . . . . . .      40,833         45,742
    Affiliated Companies. . . . . . . . . . . . . . . . . .       9,835          4,837
  Fuel. . . . . . . . . . . . . . . . . . . . . . . . . . .      13,548         17,133
  Materials and Supplies. . . . . . . . . . . . . . . . . .      11,145         14,029
  Under-recovered Fuel Costs. . . . . . . . . . . . . . . .      48,303         14,652
  Energy Trading Contracts. . . . . . . . . . . . . . . . .      27,456           -
  Prepayments . . . . . . . . . . . . . . . . . . . . . . .       1,075            619
                                                             ----------     ----------

          TOTAL CURRENT ASSETS. . . . . . . . . . . . . . .     160,855        103,086
                                                             ----------     ----------

REGULATORY ASSETS . . . . . . . . . . . . . . . . . . . . .      14,071         16,687
                                                             ----------     ----------

DEFERRED CHARGES. . . . . . . . . . . . . . . . . . . . . .       5,146         20,108
                                                             ----------     ----------

            TOTAL . . . . . . . . . . . . . . . . . . . . .  $  916,621     $  848,148
                                                             ==========     ==========


See Notes to Financial Statements beginning on page L-1.



                          WEST TEXAS UTILITIES COMPANY
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                              September 30,  December 31,
                                                                   2000          1999
                                                              -------------  ------------
                                                                     (in thousands)

  CAPITALIZATION AND LIABILITIES
  CAPITALIZATION:
     Common Stock - $25 Par Value:
      Authorized - 7,800,000 Shares
      Outstanding - 5,488,560 Shares. . . . . . . . . . . . .  $  137,214     $  137,214
    Paid-in Capital . . . . . . . . . . . . . . . . . . . . .       2,236          2,236
    Retained Earnings . . . . . . . . . . . . . . . . . . . .     122,237        113,242
                                                               ----------     ----------
            Total Common Shareholder's Equity . . . . . . . .     261,687        252,692
    Preferred Stock . . . . . . . . . . . . . . . . . . . . .       2,482          2,482
    Long-term Debt. . . . . . . . . . . . . . . . . . . . . .     263,792        263,686
                                                               ----------     ----------

            TOTAL CAPITALIZATION. . . . . . . . . . . . . . .     527,961        518,860
                                                               ----------     ----------

  CURRENT LIABILITIES:
    Long-term Debt Due Within One Year. . . . . . . . . . . .        -            40,000
    Advances from Affiliates. . . . . . . . . . . . . . . . .      47,646         21,408
    Accounts Payable - General. . . . . . . . . . . . . . . .      60,034         39,611
    Accounts Payable - Affiliated Companies . . . . . . . . .      15,716         19,770
    Taxes Accrued . . . . . . . . . . . . . . . . . . . . . .      13,750         12,458
    Interest Accrued. . . . . . . . . . . . . . . . . . . . .       7,441          4,165
    Energy Trading Contracts. . . . . . . . . . . . . . . . .      28,739           -
    Other . . . . . . . . . . . . . . . . . . . . . . . . . .      13,339         13,906
                                                               ----------     ----------

            TOTAL CURRENT LIABILITIES . . . . . . . . . . . .     186,665        151,318
                                                               ----------     ----------

  DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . .     152,951        148,992
                                                               ----------     ----------

  DEFERRED INVESTMENT TAX CREDITS . . . . . . . . . . . . . .      24,369         25,323
                                                               ----------     ----------

  DEFERRED CREDITS. . . . . . . . . . . . . . . . . . . . . .      24,675          3,655
                                                               ----------     ----------

  CONTINGENCIES (Note 12)

              TOTAL . . . . . . . . . . . . . . . . . . . . .  $  916,621     $  848,148
                                                               ==========     ==========

  See Notes to Financial Statements beginning on page L-1.




                          WEST TEXAS UTILITIES COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                   Nine Months Ended
                                                                      September 30,
                                                                  2000           1999
                                                                  ----           ----
                                                                     (in thousands)

  OPERATING ACTIVITIES:
    Net Income . . . . . . . . . . . . . . . . . . . . . . . .  $ 22,573       $ 27,000
    Adjustments for Noncash Items:
      Depreciation and Amortization. . . . . . . . . . . . . .    43,750         32,558
      Deferred Income Taxes. . . . . . . . . . . . . . . . . .     5,586          7,911
      Deferred Investment Tax Credits. . . . . . . . . . . . .      (953)          (956)
      Extraordinary Loss - Discontinuance of SFAS 71 . . . . .      -             5,461
    Changes in Assets and Liabilities:
      Accounts Receivable. . . . . . . . . . . . . . . . . . .       (89)           759
      Fuel, Materials and Supplies . . . . . . . . . . . . . .     6,469         (1,378)
      Accounts Payable . . . . . . . . . . . . . . . . . . . .    16,369          9,730
      Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .     1,292          7,415
      Fuel Recovery. . . . . . . . . . . . . . . . . . . . . .   (33,651)        (9,052)
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . .    12,518            350
                                                                --------       ---------
          Net Cash Flows From Operating Activities . . . . . .    73,864         79,798
                                                                --------       --------

  INVESTING ACTIVITIES:
    Construction Expenditures. . . . . . . . . . . . . . . . .   (44,050)       (35,444)
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . .       112         (2,828)
                                                                --------       --------
          Net Cash Flows Used For Investing Activities . . . .   (43,938)       (38,272)
                                                                --------       --------

  FINANCING ACTIVITIES:
    Retirement of Long-term Debt . . . . . . . . . . . . . . .   (40,000)          -
    Change in Advances from Affiliates (net) . . . . . . . . .    26,238         (4,573)
    Dividends Paid on Common Stock . . . . . . . . . . . . . .   (13,500)       (21,000)
    Dividends Paid on Preferred Stock. . . . . . . . . . . . .       (78)           (78)
                                                                --------       --------
          Net Cash Flows Used For Financing Activities . . . .   (27,340)       (25,651)
                                                                --------       --------

  Net Increase in Cash and Cash Equivalents. . . . . . . . . .     2,586         15,875
  Cash and Cash Equivalents at Beginning of Period . . . . . .     6,074          2,093
                                                                --------       --------
  Cash and Cash Equivalents at End of Period . . . . . . . . .  $  8,660       $ 17,968
                                                                ========       ========

  Supplemental Disclosure:
    Cash paid for interest net of capitalized amounts was $13,994,000 and $10,067,000 and for income taxes was $5,442,000 and $1,749,000 in 2000 and
    1999, respectively.

  See Notes to Financial Statements beginning on page L-1.

                          WEST TEXAS UTILITIES COMPANY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------
                    THIRD QUARTER 2000 vs. THIRD QUARTER 1999
                                       AND
                     YEAR-TO-DATE 2000 vs. YEAR-TO-DATE 1999
                     ---------------------------------------

                  Income before extraordinary items decreased $11 million or 50%
       for the quarter and $10 million or 30% for the year-to-date period largely due to the effects of a 1999 FERC order related to a transmission coordination agreement. The transmission coordination agreement provides the means by which the AEP West electric operating companies plan, operate and maintain their four separate transmission systems as a single unit. The agreement also establishes the method by which these companies allocate revenues received under open access transmission tariffs. In 1999 the AEP West electric operating companies filed a revised transmission coordination agreement which includes changes that ensure a revenue allocation in proportion to each company's respective revenue requirement for service it provides under a revised open access transmission tariff. In the third quarter of 1999, WTU and the other AEP West electric operating companies recorded the estimated impact of the reallocation of open access transmission tariff revenues retroactive to 1997 which caused WTU to record additional revenues and thereby increasing net income in 1999.
                  An extraordinary loss related to the discontinuance of SFAS 71 regulatory accounting of $5.5 million after tax was recorded in September 1999.

                  Income statement line items which changed significantly were:
                                                 Increase (Decrease)
                                        Third Quarter      Year-to-Date
                                        (in millions)   %  (in millions)   %

       Operating Revenues, . . . . . . .    $ 37       23      $72        20
       Fuel Expense. . . . . . . . . . .      16       39       40        42
       Purchased Power Expense . . . . .      26       93       43        87
       Other Operation Expense . . . . .       7       29        2         3
       Depreciation and Amortization . .       2       10       -        N.M.
       Taxes Other Than Federal
         Income Taxes. . . . . . . . . .       1       10       (2)      (11)
       Federal Income Taxes. . . . . . .      (6)     (51)      (3)      (19)
       Nonoperating Income . . . . . . .      (1)     N.M.      (4)      N.M.
       Interest Charges. . . . . . . . .      -       N.M.      (1)       (6)
       Extraordinary Loss. . . . . . . .       5      N.M.       5       N.M.

       N.M. = Not Meaningful

                  The increase in operating revenues was due to increased fuel-related revenues, reflecting higher fuel and purchased power expenses, and an increase in weather-related demand for electricity.
       Under the operation of a fuel clause mechanism in Texas, revenues are accrued to reflect fuel and purchased power cost increases. These increases were partially offset by a reduction in non-MWH revenue. The decline in non-MWH revenue was primarily due to the effect of the 1999 FERC transmission coordination agreement order.
                  The increase in fuel expense was due to a rise in the average unit fuel cost resulting from an increase in the spot market price of natural gas.
                  Purchased power expense increased due primarily to a 40% increase in the cost per MWH purchased to replace generation at a power plant which was out of service for more than half of the current quarter as a result of a control room fire.
                  The increase in other operation expense was due primarily to an increase in transmission expenses that resulted from new higher prices for the ERCOT transmission grid. Each year ERCOT establishes new rates to allocate the costs of the Texas transmission system to Texas electric utilities.
                  Depreciation and amortization expense increased for the third quarter due to the recordation of increased accruals for estimated excess earnings under the Texas Legislation.
                  The decrease in taxes other than federal income taxes for the year-to-date period was primarily due to lower ad valorem and state franchise taxes.
                  Federal income taxes attributable to operations decreased due primarily to a decrease in pre-tax net income. The decrease in nonoperating income was due primarily to the termination of merchandise sales and the cost of phasing out these sales.
                  Interest charges decreased as a result of a reduction in long-term borrowings.
                  An extraordinary loss was recorded in the third quarter of 1999 when WTU discontinued the application of SFAS 71 regulatory accounting for the generation portion of its business as a result of the Texas Legislation providing for a transition from cost based rate regulation for the Company's generation business to customer choice market pricing.

       NOTES TO FINANCIAL STATEMENTS AND THE REGISTRANT TO WHICH THEY APPLY


       Note  1. General          AEP, AEGCo, APCo, CPL, CSPCo, I&M,
                                 KPCo, OPCo, PSO, SWEPCo, WTU

       Note  2. Extraordinary
                 Item            AEP, APCo, CSP, OPCo, SWEPCo, WTU

       Note  3. Merger           AEP, CPL, I&M, KPCo, PSO, SWEPCo, WTU

       Note  4. Cook
                 Plant Shutdown  AEP, I&M

       Note  5. Financing
                 Activities      AEP, APCo, CPL, CSPCo, I&M, KPCo,
                                 OPCo, PSO, SWEPCo, WTU

       Note  6. Money Pool       AEP, AEGCo, CPL, CSPCo, I&M, KPCo,
                                 OPCo, PSO, SWEPCo, WTU

       Note  7. Factoring of
                 Receivables     AEP, CPL, CSPCo, I&M, KPCo, OPCo, PSO,
                                 SWEPCo, WTU

       Note  8. Rate Matters     AEP, APCo, CPL, CSPCo, I&M, KPCo, OPCo,
                                 SWEPCo, WTU

       Note  9. Industry
                 Restructuring   AEP, APCo, CPL, CSPCo, I&M, OPCo, PSO,
                                 SWEPCo, WTU

       Note 10. Business
                 Segments        AEP

       Note 11. South American
                 Investments     AEP

       Note 12. Contingencies    AEP, AEGCo, APCo, CPL, CSPCo, I&M,
                                 KPCo, OPCo, PSO, SWEPCo, WTU

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

1.      GENERAL

               The accompanying unaudited financial statements should be read in conjunction with the 1999 audited financial statements. For AEP, AEGCo, APCo, CSPCo, I&M, KPCo and OPCo the 1999 audited financial statements are included in their 1999 Annual Reports, which are incorporated in and filed with their Form 10-K. The 1999 audited financial statements for CPL, PSO, SWEPCo and WTU are included in their Form 10-K. Certain prior-period amounts have been reclassified to conform to current-period presentation. In the opinion of management, these unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the results of operations for interim periods.

2.      EXTRAORDINARY ITEMS

                  Extraordinary items were recorded for the discontinuance of regulatory accounting under SFAS 71 for the generation portion of the business in the Ohio, Virginia, West Virginia, Texas and Arkansas jurisdictions. See Note 9 "Industry Restructuring" for descriptions of the restructuring plans and related accounting effects. The following table shows the components of the extraordinary items reported on the consolidated statement of income:

                                     Three Months Ended  Nine Months Ended
                                        September 30,      September 30,
                                     ------------------  -----------------
                                        2000      1999     2000     1999
                                        ----      ----     ----     ----
                                                  (in millions)
         Extraordinary Items -
           Discontinuance of
           Regulatory Accounting
           for Generation:
           Ohio Jurisdiction (Net of
           Tax of $35 Million). . . .   $(44)     $ -     $(44)     $ -
           Virginia and West Virginia
           Jurisdictions (Inclusive
           of Tax Benefit of $8
           Million) . . . . . . . . .      -        -        9        -
           Texas and Arkansas
           Jurisdictions (Net of Tax
           of $5 Million) . . . . . .      -        (8)     -        (8)
                                         ----      ---    ----      ---

            Extraordinary Items . . .    $(44)     $(8)   $(35)     $(8)
                                         =====     ===    ====      ===

3.      MERGER OF AEP AND CSW

               On June 15, 2000, AEP merged with CSW so that CSW became a wholly-owned subsidiary of AEP. Under the terms of the merger agreement, approximately 127.9 million shares of AEP Common Stock were issued in exchange for all the outstanding shares of CSW Common Stock based upon an exchange ratio of 0.6 share of AEP Common Stock for each share of CSW common stock. Following the exchange, former shareholders of AEP owned approximately 61.4 percent of the corporation, while former CSW shareholders owned approximately 38.6 percent of the corporation.

        CSW's four wholly-owned domestic electric utility subsidiaries are: CPL, PSO, SWEPCo and WTU. CSW also has the following principal subsidiaries:
        CSW International, CSW Energy, Seeboard, CSW Credit, C3 Communications, Inc. and CSW Energy Services, Inc.

               The merger was accounted for as a pooling of interests. Accordingly, AEP's consolidated financial statements give retroactive effect to the merger, with all periods presented as if AEP and CSW had always been combined. Certain reclassifications have been made to conform the historical financial statement presentation of AEP and CSW.

               The following table sets forth revenues, extraordinary items and net income previously reported by AEP and CSW and the combined amounts shown in the accompanying financial statements:

                                Three Months Ended     Nine Months Ended
                                September 30, 1999     September 30, 1999
                                ------------------     ------------------
                                              (in millions)
        Revenues:
          AEP                         $1,914                 $5,251
          CSW                          1,618                  4,162
                                      ------                 ------
          AEP After Pooling           $3,532                 $9,413
                                      ======                 ======

        Extraordinary Items:
          AEP                           $ -                    $ -
          CSW                            (8)                    (8)
                                        ---                    ---
          AEP After Pooling             $(8)                   $(8)
                                        ===                    ===

        Net Income:
          AEP                           $174                   $413
          CSW                            222                    370
          Conforming Adjustment           (1)                    (4)
                                        ----                   ----
          AEP After Pooling             $395                   $779
                                        ====                   ====

               The combined financial statements include an adjustment to conform CSW's accounting for vacation pay accruals with AEP's accounting. The effect of the conforming adjustment was to reduce net assets by $16.4 million at December 31, 1999 and reduce net income by $0.8 million and $3.8 million for the three months and nine months ended September 1999, respectively.

               The  following  table  shows  the  vacation  accrual   conforming
adjustment for CSW's registrant utility subsidiaries:

                                              Net Income Reductions
                                          Three Months   Nine Months
                       Net Asset             Ended          Ended
                      Reduction At        September 30,  September 30,
                   December 31, 1999           1999           1999
                   -----------------      -------------  -------------
                     (in millions)                (in millions)
             CPL           $5.3                $0.2           $1.1
             PSO            2.8                 0.1            0.8
             SWEPCo         4.5                 0.2            1.0
             WTU            2.6                 0.1            0.7

               In  connection  with  the  merger,  $181  million  ($169  million after-tax) of non-recoverable merger costs were expensed through September 30, 2000. Such costs included transaction and transition costs not recoverable from ratepayers. Also included in the merger costs were non-recoverable change in control payments. Merger transaction and transition costs of $38 million recoverable from ratepayers were deferred pursuant to settlement agreements. Deferred merger costs are being amortized over five to eight year recovery periods depending on the specific terms of the settlement agreements. Merger transition costs are expected to continue to be incurred for several years after the merger and will be expensed or deferred for amortization as appropriate. The settlement agreements provide for a sharing of net merger savings with certain regulated customers over periods of up to eight years through rate reductions beginning in the third quarter of 2000.

               In connection with the merger, the PUCT approved a settlement agreement that provides for, among other things, sharing net merger savings with Texas customers of CPL, SWEPCo and WTU over six years after consummation of the merger through rate reduction riders.

               The IURC and MPSC approved merger settlement agreements that, among other things, provide for sharing net merger savings with I&M's retail customers over eight years through reductions to customers' bills. The terms of the Indiana settlement require reductions in customers' bills of approximately $67 million over eight years. Under the Michigan settlement, billing credits will be used to reduce customers' bills by approximately $14 million over eight years for net guaranteed merger savings.

               The KPSC approved a settlement agreement that, among other things, provides for sharing net merger savings with KPCo's customers over eight years through reductions to customers' bills. The Kentucky customers' share of the net merger savings is expected to be approximately $28 million.

               A merger settlement agreement for PSO was approved by the Oklahoma Corporation Commission that, among other things, provides for sharing approximately $28 million in guaranteed net merger savings over five years with Oklahoma customers.

               The Arkansas Public Service Commission approved an agreement related to the merger which, among other things, provides for $6 million of net merger savings to reduce SWEPCo customers rates over five years in Arkansas.

               SWEPCo's Louisiana customers will receive approximately $18 million of merger savings over eight years according to a merger approval order issued by the Louisiana Public Service Commission.

               If actual merger savings are significantly less than the merger savings rate reductions required by the merger settlement agreements in the eight-year period following consummation of the merger, future results of operations, cash flows and possibly financial condition could be adversely affected.

               The  divestiture of 1,904 MW of generating  capacity was required as a condition of regulatory approval of the merger by the FERC and PUCT. Under the FERC-approved merger settlement agreement the divestiture of 550 MW of generating capacity comprised of 300 MW of capacity in SPP and 250 MW of capacity in ERCOT is required. The FERC is requiring AEP and CSW to divest their entire ownership interest in and operational control of the entire generating facilities that produce the capacity to be divested. The FERC required divestiture of the identified ERCOT capacity must be completed by March 15, 2001 and for the SPP capacity by July 1, 2002. The FERC found that certain energy sales in SPP and ERCOT would be a reasonable and effective interim mitigation measure until the required SPP and ERCOT divestitures could be completed. The Texas settlement calls for the divestiture of a total of 1,604 MW of generating capacity within Texas inclusive of 250 MW ordered to be divested by FERC. The divestiture under the Texas settlement can not proceed until two years after the merger closes to satisfy the requirements to use pooling-of-interests accounting treatment. The FERC divestiture is not limited by the pooling rules because it is regulatory ordered.

               The current annual dividend rate per share of AEP common stock is $2.40. The dividends per share reported on the statements of income for prior periods represent pro forma amounts and are based on AEP's historical annual dividend rate of $2.40 per share. If the dividends per share reported for prior periods were based on the sum of the historical dividends declared by AEP and CSW, the annual dividend rate would be $2.60 per combined share.

4.      COOK PLANT SHUTDOWN

               As discussed in the 1999 Annual Report, the Cook Plant was shut down in September 1997 due to questions regarding the operability of certain safety systems that arose during a NRC architect engineer design inspection.

               On July 5, 2000, Cook Plant Unit 2, the first unit scheduled to restart, reached 100% power completing its restart process.

               On July 26, 2000, I&M announced that the restart of Cook Plant Unit 1 would cost an additional $145 million and was scheduled to occur in the first quarter of 2001. However, unforeseen issues or difficulties encountered in preparing Unit 1 for restart could potentially delay its return to service.

               Expenditures to restart the Cook Plant units had been estimated to total approximately $574 million. The additional $145 million to restart Unit 1 raises the total estimate to $719 million. Through September 30, 2000, $592 million has been spent to restart the units. For the nine months ended September 30, 2000, restart costs of $249 million were recorded in other operation and maintenance expense, including amortization of $30 million of restart costs previously deferred in accordance with settlement agreements in the Indiana and Michigan retail regulatory jurisdictions. Also pursuant to the settlement agreements, accrued fuel-related revenues of $28 million were amortized in 2000. At September 30, 2000, deferred restart costs of $130 million remained in regulatory assets to be amortized through 2003. Also deferred as a regulatory asset at September 30, 2000 are $122 million of fuel-related revenues to be amortized through December 31, 2003 for both jurisdictions.

               The costs of the extended outage and restart efforts will continue to have a material adverse effect on future results of operations and on cash flows until the second unit is restarted. The amortization of restart costs deferred under Indiana and Michigan retail jurisdictional settlement agreements will adversely affect results of operations through December 31, 2003 when the amortization period ends. The annual amortization of restart cost deferrals is $40 million. Management believes that the second Cook Plant unit, Unit 1, will also be successfully returned to service. However, if for some unknown reason it is not returned to service or its return is delayed significantly it would have an even greater material adverse effect on future results of operations, cash flows and financial condition.

5.      FINANCING ACTIVITIES

               During the first nine months of 2000, AEP subsidiaries issued $951 million of long-term notes at variable interest rates with due dates ranging from 2001 to 2007. Also short-term debt borrowings increased by $1.4 billion. The AEP System companies have in the past, and may in the future, acquire outstanding debt and preferred stock securities in open market transactions.

               The following table lists long-term notes issued during the first nine months of 2000 by the subsidiaries that are registrants:

                   Issuance    Interest    Due
        Company    Amount        Rate      Date
        -------    --------    --------    ----
              (in millions)

    APCo         $ 75      Floating    June 27, 2001
    CPL           150      Floating    February 22, 2002
    I&M           200      Floating    September 3, 2002
    OPCo           75      Floating    May 16, 2001
    SWEPCo        150      Floating    March 1, 2002

               Retirements of debt during 2000 were: first mortgage bonds totaling $416 million and due dates ranging from 2000 to 2024, $268 million of long-term notes with variable interest rates as well as fixed rates ranging from 6.43% to 6.57%, a $625 million revolving credit agreement that matured and was refinanced with short-term debt and a $45 million revolving credit agreement that was redeemed early.

               The following  table lists specific  long-term  debt  retirements
        during  the  first  nine  months  of  2000  by  subsidiaries   that  are
        registrants:

                               Principal
                   Type         Amount    Interest  Due
        Company    of Debt      Retired     Rate    Date
        -------    -------    ----------- --------  ----
                         (in millions)   (%)

        APCo       IPC           $ 30       7.40    January 1, 2014
        APCo       FMB             48       6.35    March 1, 2000
        APCo       FMB             48       6.71    June 1, 2000
        CPL        FMB            100       6       April 1, 2000
        CPL        FMB             50       7.5     March 1, 2020
        CSPCo      FMB             19       7.25    October 1, 2002
        I&M        FMB             48       6.40    March 1, 2000
        KPCo       NP              25       6.57    April 1, 2000
        OPCo       MTN             13       6.24    December 4, 2008
        PSO        MTN             10       6.43    March 30, 2000
        SWEPCo     FMB             45       5.25    April 1, 2000
        WTU        FMB             40       7.5     April 1, 2000

               CSPCo redeemed 100,000 shares of its 7% series of preferred stock on August 1, 2000.

6.      MONEY POOL

               In June 2000 the AEP System established a Money Pool to coordinate short-term borrowings for certain subsidiaries, primarily the domestic electric utility operating companies. The operation of the Money Pool is designed to match on a daily basis the available cash and borrowing requirements of the participants, thereby minimizing the need for short-term borrowings from external sources and increasing the interest income for participants with available cash. Participants with excess cash loan funds to the Money Pool reducing the amount of external funds AEP needs to borrow to meet the short-term cash requirements of other participants whose short-term cash requirements are met through advances from the Money Pool. AEP borrows the funds on a daily basis, when necessary, to meet the net cash requirements of the Money Pool participants. A weighted average daily interest rate which is calculated based on the outstanding short-term debt borrowings made by AEP is applied to each Money Pool participant's daily outstanding investment or debt position to determine interest income or interest expense. The Money Pool participants include interest income in nonoperating income and interest expense in interest charges. As a result of becoming Money Pool participants, AEGCo, CSPCo, I&M, KPCo and OPCo retired their short-term debt. CPL, PSO, SWEPCo and WTU participated in a CSW money pool prior to the merger and subsequent to the merger participate in the AEP Money Pool. At September 30, 2000, participating subsidiaries who are net investors from the Money Pool report their investment in the Money Pool as Advances to Affiliates and companies who are net borrowers from the Money Pool report their debt position as Advances from Affiliates on their balance sheets.

7.      FACTORING OF RECEIVABLES

               AEP Credit, Inc. factors electric customer accounts receivable for affiliated operating companies and unaffiliated companies. Prior to September 1, 2000, AEP Credit, Inc. was known as CSW Credit. AEP Credit, Inc. issues commercial paper on a stand alone basis and does not participate in the Money Pool. In June 2000 the factoring of customer accounts receivable for affiliated companies was expanded as a result of the merger. At September 30, 2000, AEP Credit, Inc. had a $2 billion revolving credit agreement which had $1.5 billion of commercial paper outstanding.

               Under the factoring arrangement most of the domestic electric subsidiary companies sell without recourse certain of their customer accounts receivable and accrued utility revenue balances to AEP Credit, Inc. and are charged a fee based on AEP Credit, Inc.'s financing costs, uncollectible accounts experience for each company's receivables and administrative costs. The costs of factoring customer accounts receivable is reported as an operating expense. At September 30, 2000, the amount of factored accounts receivable and accrued utility revenues for each registrant subsidiary was as follows:

               Company       (in millions)
               -------

               CPL               $200
               CSPCo              111
               I&M                101
               KPCo                24
               OPCo                96
               PSO                135
               SWEPCo             111
               WTU                 60

8.      RATE MATTERS

        FERC Jurisdiction - Affecting AEP, APCo, CSPCo, I&M, KPCo and OPCo

            As discussed in the 1999 Annual Report, APCo, CSPCo, I&M, KPCo, and OPCo filed a settlement agreement for FERC approval related to an open access transmission tariff. A provision was recorded in 1999 for an agreed to refund including interest which was part of the settlement agreement.

            On March 16, 2000, the FERC approved the settlement agreement filed in December 1999 resolving the issues on rehearing of a July 30, 1999 order. Under terms of the settlement, APCo, CSPCo, I&M, KPCo, and OPCo are required to make refunds retroactive to September 7, 1993 to certain customers affected by the July 30, 1999 FERC order. The refunds were made in two payments. Pursuant to FERC orders the first payment was made in February 2000 and the second payment was made on August 1, 2000. In addition, a new lower rate of $1.55 kw/month was made effective January 1, 2000, for all transmission service customers. Also as agreed, a new rate of $1.42 kw/month took effect on June 16, 2000 upon consummation of the AEP/CSW merger. Prior to January 1, 2000, the rate was $2.04 kw/month. Unless the market volume of physical power transactions grows to increase the utilization of the AEP System's transmission lines, the new open access transmission rate will adversely impact future results of operations and cash flows.

      West Virginia Jurisdiction - Affecting AEP and APCo

            As discussed in the 1999 Annual Report, APCo has been involved in a WV rate proceeding regarding base and ENEC rates. On February 7, 2000, APCo and other parties to the proceeding filed a Joint Stipulation with the WVPSC for approval.

            The Joint Stipulation's main provisions include no change in either base or ENEC rates effective January 1, 2000 from those base and ENEC rates in effect from November 1, 1996 until December 31, 1999 (these rates provide for recovery of regulatory assets including any generation-related regulatory assets through frozen transition rates and a wires charge of
      0.5 mills per kwh); the suspension of annual ENEC recovery proceedings and deferral accounting for any over or under recovery effective January 1, 2000; and the retention, as a regulatory liability, on the books of a net cumulative deferred ENEC recovery balance of $66 million as established by a WVPSC order on December 27, 1996. The Joint Stipulation provides that when deregulation of generation occurs in WV, APCo will use this retained regulatory liability to reduce generation-related regulatory assets and, to the extent possible, any additional costs or obligations that deregulation may impose. The elimination of ENEC recovery proceedings in WV will subject AEP and APCo to the risk of fuel market price increases and reductions in wholesale sales levels which could adversely affect results of operations and cash flows.

               Also under the Joint Stipulation APCo's share of any net savings from the merger between AEP and CSW prior to December 31, 2004 shall be retained by APCo. As a result, all costs incurred in the merger that were allocated to APCo shall be fully charged to expense to partially offset merger savings as of December 31, 2004 and shall not be included in any WV rate proceeding after that date. After December 31, 2004, current distribution savings related to the merger will be reflected in rates in any future rate proceeding before the WVPSC to establish distribution rates or to adjust rate caps during the transition to market based rates. When deregulation of generation occurs in WV, the net retained generation-related merger savings shall be used to recover any generation-related regulatory assets that are not recovered under the other provisions of the Joint Stipulation and the mechanisms provided for in the deregulation legislation and, to the extent possible, to recover any additional costs or obligations that deregulation may impose on APCo. Regardless of whether the net cumulative deferred ENEC recovery balance and the net merger savings are sufficient to offset all of APCo's generation-related regulatory assets, under the terms of the Joint Stipulation there will be no further explicit adjustment to APCo's rates to provide for recovery of generation-related regulatory assets beyond the above discussed specific adjustments provided in the Joint Stipulation and the 0.5 mills per KWH wires charge in the WV Restructuring Plan (see Note 9 for discussion of WV Restructuring Plan). On June 2, 2000, the WVPSC issued an order approving the Joint Stipulation.

        Texas Jurisdictional Fuel Factor Filings - Affecting AEP, CPL, SWEPCo and WTU

               AEP's Texas electric operating companies have been experiencing natural gas fuel price increases which have resulted in under-recoveries of fuel costs and the need to seek increases in fuel rates and surcharges to recover past under-recoveries.

               In March 2000 the PUCT approved a settlement related to CPL's January 2000 fuel factor filing. The settlement provided for an increase in fuel factor revenues of $43.3 million annually beginning in March 2000 and a prospective surcharge to provide $24.7 million for previously under-recovered fuel cost beginning in April 2000.

               In July 2000 CPL filed, with the PUCT, an application for authority to implement an increase in fuel factors effective with the September 2000 billing month. CPL also proposed to implement an interim fuel surcharge to collect its under-recovered fuel costs, including accumulated interest, over a 12-month period beginning in October 2000. In August 2000, a settlement was reached between the various parties. The settlement allows CPL to increase its fuel factor by $173.5 million and provides for a surcharge of $21.3 million for previously under-recovered fuel costs for the period from December 1, 1999 through May 31, 2000 and a surcharge not to exceed $65.1 million for projected under-recoveries for the period from June 2000 through August 2000. A compliance filing detailing the actual under-recoveries for June 2000 through August 2000 was made in September 2000 and was approved by the PUCT in November 2000. The actual under-recovery for the months of June, July and August 2000 was $93.7 million. As a consequence of the limitations in the Order, the remaining under-recovery amount of $28.6 million is being carried forward into subsequent fuel surcharge/refund calculations.

               In August 2000 WTU filed, with the PUCT, an application for authority to implement an increase in fuel factors effective with the October 2000 billing month. WTU also proposed to implement an interim fuel surcharge to collect its under-recovered fuel costs, including accumulated interest, over a 6-month period beginning in November 2000. In October 2000, a settlement was reached between the various parties. The settlement allows WTU to increase its fuel factors by $42.6 million and provides for a surcharge of $19.6 million for previously under-recovered fuel costs for the period from August 1, 1999 through June 30, 2000. A final order from the Texas Commission to approve the settlement is pending.

               In November 2000 SWEPCo filed, with the PUCT, an application for authority to implement an increase in fuel factor revenues of $11.9 million effective with the January 2001 billing month. SWEPCo also proposed to implement a six-month interim fuel surcharge of $13.0 million for under-recoveries for the period from July 1999 through September 2000 beginning with the January 2001 billing month.

        Fuel Reconciliation Filing - SWEPCo

               On June 30, 2000, SWEPCo filed with the PUCT an application to reconcile fuel costs and to request authorization to carry the unrecovered balance forward into the next reconciliation period. During the reconciliation period of January 1, 1997 through December 31, 1999, SWEPCo incurred $347 million of Texas jurisdiction eligible fuel and fuel-related expenses, including $4 million of carrying costs on the unamortized balance of a coal dispute settlement payment. Upon review should the PUCT disallow fuel cost recoveries for the Texas jurisdiction, it would result in a refund or credit surcharge which would have an adverse effect on future results of operations and cash flows. A final order is expected in the second quarter of 2001.

9.      INDUSTRY RESTRUCTURING

            Restructuring legislation has been enacted in seven of the eleven state retail jurisdictions in which the AEP domestic electric utility companies operate. The legislation provides for a transition from cost-based regulation of bundled electric service to customer choice market pricing for the supply of electricity. The enactment of restructuring legislation and the ability to determine transition rates, wires charges and any resultant extraordinary gain or loss under restructuring legislation enabled AEP and certain subsidiaries to discontinue regulatory accounting under the application of SFAS 71. Prior to restructuring, the electric utility companies accounted for their operations according to the cost-based regulatory accounting principles of SFAS 71. Under the provisions of SFAS 71, regulatory assets and regulatory liabilities are recorded to reflect the economic effects of regulation and to match expenses with regulated revenues. The discontinuance of the application of SFAS 71 is in accordance with the provisions of SFAS 101. Pursuant to those provisions and further guidance provided in EITF Issue 97-4, a company is required to write-off regulatory assets and liabilities related to deregulated operations, unless recovery of such amounts is provided through rates to be collected in a portion of operations which continues to be rate regulated. Additionally, a company experiencing a discontinuance of cost-based rate regulation is required to determine if any plant assets are impaired under SFAS 121. A SFAS 121 accounting impairment analysis involves estimating cumulative future non-discounted net cash flows arising from the use of assets. If the cumulative undiscounted net cash flows exceed the net book value of the assets, then there is no impairment of the assets for accounting purposes.

            As legislative and regulatory proceedings evolve, the AEP electric operating companies doing business in the seven states that have passed restructuring legislation are applying the standards discussed above to discontinue SFAS 71 regulatory accounting. The following is a summary of restructuring legislation, the status of the transition plans and the status of the electric utility companies' accounting to comply with the changes in each of the AEP System's seven state regulatory jurisdictions affected by restructuring legislation.

        Virginia Restructuring - Affecting AEP and APCo

               Under 1999 Virginia restructuring legislation a transition to choice of supplier for retail customers will commence on January 1, 2002 and be completed, subject to a finding by the Virginia SCC that an effective competitive market exists by January 1, 2004 but not later than January 1, 2005. The Virginia restructuring legislation provides an opportunity for recovery of just and reasonable net stranded generation costs. The mechanisms in the Virginia law for stranded cost recovery are: a capping of incumbent utility transition rates until as late as July 1, 2007, and the application of a wires charge upon customers who may depart the incumbent utility in favor of an alternative supplier prior to the termination of the rate cap. The legislation provides for the establishment of capped rates prior to January 1, 2001 and establishment of a wires charge by the fourth quarter of 2001. Since APCo does not intend to request new rates, its current rates will become the capped rates. In the third quarter of 2000, the Virginia SCC directed APCo to file a cost of service study using 1999 as a test year. In the opinion of counsel, Virginia's restructuring law does not permit the Virginia SCC to change rates for the transition period.

        WV Restructuring Plan - Affecting AEP and APCo

               As discussed in the 1999 Annual Report, the WVPSC issued an order on January 28, 2000 approving an electricity restructuring plan. On March 11, 2000, the WV legislature approved the restructuring plan by joint resolution. The joint resolution provides that the WVPSC cannot implement the plan until the legislature makes necessary tax law changes to preserve the revenues of the state and local governments. Electric service in West Virginia is provided by APCo and WPCo.

               The  provisions  of the  restructuring  plan provide for customer choice to begin after all necessary rules are in place (the "starting date"); deregulation of generation assets occurring on the starting date; functional separation of the generation, transmission and distribution businesses on the starting date and their legal corporate or structural separation no later than January 1, 2005; a transition period of up to 13 years, during which the incumbent utility must provide default service for customers who do not change suppliers unless an alternative default supplier is selected through a WVPSC-sponsored bidding process; capped and fixed rates for the 13-year transition period as discussed below; deregulation of metering and billing; a 0.5 mills per KWH wires charge applicable to all retail customers for the period January 1, 2001 through December 31, 2010 intended to provide for recovery of any stranded cost including net regulatory assets; establishment of a rate stabilization deferred liability balance of $81 million ($76 million by APCo and $5 million by WPCo) by the end of year ten of the transition period to be used as determined by the WVPSC to offset market prices paid for electricity in the eleventh, twelfth, and thirteenth year of the transition period by residential and small commercial customers that do not choose an alternative supplier.

               Default rates for residential and small commercial customers are capped for four years after the starting date and then increase as specified in the plan for the next six years. In years eleven, twelve and thirteen of the transition period, the power supply rate shall equal the market price of comparable power. Default rates for industrial and large commercial customers will be discounted by 1% for four and a half years, beginning July 1, 2000, and then increased at pre-defined levels for the next three years. After seven years the power supply rate for industrial and large commercial customers will be market based. APCo's Joint Stipulation agreement, discussed in Note 8 above, which was approved by the WVPSC on June 2, 2000 in connection with a base rate filing, also provides additional mechanisms to recover regulatory assets.

        APCo Discontinues Application of SFAS 71

               In June 2000 APCo discontinued the application of SFAS 71 for its Virginia and WV retail jurisdictional portions of its generation business since generation is no longer considered to be cost-based regulated in those jurisdictions and management was able to determine APCo's transition rates and wires charges. The discontinuance in the WV jurisdiction was possible as a result of a June 2, 2000 approval of the Joint Stipulation which established rates, wires charges and regulatory asset recovery procedures during the transition period to market rates. APCo was also able to discontinue application of SFAS 71 for the generation portion of its Virginia retail jurisdiction after management decided that APCo would not request capped rates different from its current rates. The existence of effective restructuring legislation in Virginia and the probability that the WV legislation would become effective with the passage of required tax legislation in 2001 supported management's decision to discontinue SFAS 71 regulatory accounting for APCo's electricity generation and supply business.

               APCo's discontinuance of SFAS 71 for generation resulted in an extraordinary gain, in the second quarter of 2000, of $9 million. Management believes that it is probable that all net regulatory assets related to the Virginia and WV generation business will be recovered. Therefore, under the provisions of EITF 97-4, APCo's generation-related net regulatory assets were transferred to the distribution portion of the business and are being amortized as they are recovered through charges to regulated distribution customers. APCo performed an accounting impairment analysis on its generating assets under SFAS 121 and concluded that there was no impairment of generation assets.

        Ohio Restructuring Law - Affecting AEP, CSPCo and OPCo

               As discussed in the 1999 Annual Report, the Ohio Act provides for, among other things, customer choice of electricity supplier, a residential rate reduction of 5% for the generation portion of rates and a freezing of generation rates including fuel rates beginning on January 1, 2001. The Ohio Act also provides for a five-year transition period to move from cost-based rates to market pricing for generation services. It authorizes the PUCO to address certain major transition issues including unbundling of rates and the recovery of transition costs which include regulatory assets, generating asset impairments and other stranded costs, employee severance and retraining costs, consumer education costs and other restructuring and transition costs. Stranded costs are generation costs that are not deemed to be recoverable in a competitive market.




               On September 28, 2000, the PUCO approved, with minor modifications, a stipulation agreement between CSPCo, OPCo, the PUCO staff, the Ohio Consumers' Counsel and other concerned parties. The key provisions of the stipulation agreement are:

o Recovery of generation-related regulatory assets over seven years for OPCo and eight years for CSPCo through frozen transition rates for the first five years of the recovery period and a wires charge for the remaining years.
o A shopping incentive (a price credit) of 2.5 mills per KWH for the first 25% of CSPCo residential customers that switch suppliers. There is no shopping incentive for OPCo customers.
o The absorption of $40 million by CSPCo and OPCo ($20 million per company) of consumer education, implementation and transition plan filing costs with deferral of the remaining costs, plus a carrying charge, as a regulatory asset for recovery in future distribution rates.
o CSPCo and OPCo will make available a fund of up to $10 million to reimburse customers who choose to purchase their power from another company for certain transmission charges imposed by PJM and/or a Midwest ISO on generation originating in the Midwest ISO or PJM areas.
o The statutory 5% reduction in the generation component of residential tariffs will remain in effect for the entire 5 year transition period.
o The companies' request for a $90 million gross receipts tax rider to recover duplicate gross receipts tax would be considered separately by the PUCO.

               The gross receipts tax issue was considered by the PUCO in hearings held in June 2000. In the September 28, 2000 order approving the stipulation agreement, the PUCO determined that there was no duplicate tax overlap period and denied the request for a gross receipts tax rider. Under the Ohio Act the gross receipts tax will be replaced with a KWH based excise tax. The last year for which electric utilities will pay the excise tax based on gross receipts is the tax year ending April 30, 2002. As of May 1, 2001 electric distribution companies will be subject to an excise tax based on KWH sold to Ohio customers. The gross receipts tax is paid at the beginning of the tax year, deferred by CSPCo and OPCo as a prepaid expense and amortized to expense during the tax year pursuant to the tax law whereby the payment of the tax results in the privilege to conduct business in the year following the payment of the tax. The change in the tax law to impose an excise tax based on KWH sold to Ohio customers commencing before the expiration of the gross receipts tax privilege period will result in a 12 month period when CSPCo and OPCo are recording as an expense both the gross receipts tax and the excise tax. CSPCo and OPCo filed for rehearing of the gross receipts tax issue. Unless this issue is resolved in the companies' favor, it will have an adverse effect on results of operations and financial position from May 1, 2001 to April 30, 2002.

               Beginning January 1, 2001, fuel costs will not be subject to PUCO fuel recovery proceedings. Deferred fuel costs at December 31, 2000 which represent under or over recoveries will be one of the items included in the PUCO's final determination of net regulatory assets to be collected during the transition period. The elimination of fuel clause recoveries in 2001 in Ohio will subject AEP, CSPCo and OPCo to the risk of fuel market price increases and could adversely affect future results of operations and cash flows beginning in 2001.

        CSPCo and OPCo Discontinue the Application of SFAS 71 for the Ohio Jurisdiction

               In September 2000 CSPCo and OPCo discontinued the application of SFAS 71 for their Ohio retail jurisdictional generation business since generation is no longer cost-based regulated in that jurisdiction and management was able to determine their transition rates and wires charges. The discontinuance in the Ohio jurisdiction was possible as a result of the PUCO's September 28, 2000 approval of the stipulation agreement which established rates, wires charges and net regulatory asset recovery procedures during the transition to market rates.

               CSPCo's and OPCo's discontinuance of SFAS 71 for generation resulted in after tax extraordinary losses in the third quarter of 2000 of $25 million and $19 million, respectively, due to certain unrecoverable generation-related regulatory assets and transition expenses. Management believes that substantially all net regulatory assets related to the Ohio generation business will be recovered. Under the provisions of EITF 97-4, CSPCo's and OPCo's generation-related recoverable net regulatory assets were transferred to the transmission and distribution portion of the business and will be amortized as they are recovered through charges to customers. CSPCo and OPCo performed an accounting impairment analysis on their generating assets under SFAS 121 and concluded there was no impairment of generation assets.

        Arkansas Restructuring - Affecting AEP and SWEPCo

             In 1999 legislation was enacted in Arkansas that will ultimately restructure the electric utility industry. Its major provisions are:

o retail competition begins January 1, 2002 but can be delayed until as late as June 30, 2003 by the Arkansas Commission; o transmission facilities must be operated by an ISO if owned by a company which also owns generation assets; o rates will be frozen for one to three years; o market power issues will be addressed by the Arkansas Commission; and o a progress report to the Arkansas General Assembly on the development of competition in electric markets and its impact on retail customers is required by January 2001.

                  In an Arkansas Commission proceeding to investigate the progress toward competition and what recommendations should be made to the General Assembly, a delay of the start date for competition from January 1, 2002 to October 1, 2003 or as late as October 1, 2005 was discussed. Such delay would require amendments to the existing legislation, which could be requested in the Arkansas Commission's progress report to the General Assembly. The timing of the ultimate deregulation of SWEPCo's generation business in Arkansas is unclear pending the findings of the Arkansas Commission and the response to those findings by the Arkansas General Assembly.

        Texas Restructuring - Affecting AEP, CPL, SWEPCo and WTU

            In June 1999 the Texas Legislation was signed into law which, among other things:

o gives Texas customers of investor-owned utilities the opportunity to choose their electric provider beginning January 1,2002;
o provides for the recovery of regulatory assets and of other stranded costs through securitization and non-bypassable wires charges;
o        requires reductions in NOx and sulfur dioxide emissions;
o provides for a rate freeze until January 1, 2002 followed by a 6% rate reduction for residential and small commercial customers, an additional rate reduction for low-income customers and a number of customer protections;
o provides for an earnings test for each of the three years of the rate freeze period (1999 through 2001);
o provides for certain limits for ownership and control of generation capacity by companies;
o        provides for elimination of the fuel clause reconciliation process;and
o provides for a 2004 true-up proceeding for stranded costs including final fuel recovery balances, net regulatory assets,certain environmental costs, accumulated excess earnings and other issues.

                  Delivery of electricity will continue to be the responsibility of the local electric transmission and distribution utility company at regulated prices. Each electric utility was required to submit a plan to structurally unbundle its business activities into a retail electric provider, a power generation company, a transmission utility and a distribution utility. In May 2000 CPL, SWEPCo and WTU filed revised structural separation plans which the PUCT approved on July 7, 2000 in an interim order.

                  Under the Texas Legislation, electric utilities are allowed, with the approval of the PUCT, to recover stranded costs including generation-related regulatory assets that may not be recoverable in a future competitive market. The approved costs can be refinanced through securitization, which is a financing structure designed to provide state sponsored lower financing costs than are available through conventional public utility financings. The securitized amounts plus interest are then recovered through a non-bypassable wires charge.

                  In 1999 CPL filed an application with the PUCT to securitize approximately $1.27 billion of its retail generation-related regulatory assets and approximately $47 million in other qualified restructuring costs. On February 10, 2000, the PUCT tentatively approved a settlement, which will permit CPL to securitize approximately $764 million of net regulatory assets. The PUCT's order authorized issuance of up to $797 million of securitization bonds including the $764 million for recovery of net regulatory assets and $33 million for other qualified refinancing costs. The $764 million for recovery of net regulatory assets reflects the recovery of $949 million of regulatory assets offset by $185 million of customer benefits associated with accumulated deferred income taxes. CPL had previously proposed in its filing to flow these benefits back to customers over the 14-year term of the securitization bonds. The remaining regulatory assets originally included by CPL in its 1999 securitization request were included in a March 2000 filing with the PUCT, requesting recovery of an additional $1.1 billion of stranded costs. The March 2000 filing of $1.1 billion included recovery of approximately $800 million of STP costs included in utility plant on the balance sheet of CPL and in property, plant and equipment-electric on the balance sheet of AEP Consolidated. The STP costs had previously been identified as ECOM by the PUCT for regulatory purposes. The March 2000 filing will determine the initial amount of stranded costs to be recovered beginning January 1, 2002. The PUCT required CPL to submit a revised filing using an administrative model developed by the PUCT Staff which reduced the amount of the initial stranded costs estimates to $361 million. Management does not agree with the critical inputs to this model. A final determination of stranded costs and their recovery will occur as part of the 2004 true-up proceeding. The total amount recoverable can be securitized.

                  On April 11, 2000, four parties appealed the PUCT's securitization order to the Travis County District Court. One of these appeals challenges CPL's ability to recover securitization charges under the Texas Constitution. CPL will not be able to issue the securitization bonds until these appeals are resolved.

                  The Texas Legislation provides that each year during the 1999 through 2001 rate freeze period, electric utilities are subject to an earnings test. For electric utilities with stranded costs, such as CPL, any earnings in excess of the most recently approved cost of capital in its last rate case must be applied to reduce stranded costs. Utilities without stranded costs, such as SWEPCo and WTU, must either flow such excess earnings amounts back to customers or make capital expenditures to improve transmission or distribution facilities or to improve air quality. The Texas Legislation requires PUCT approval of the earnings test calculation.

                  Regarding the 1999 earnings test, CPL, SWEPCo and WTU filed reports showing excess earnings of $21 million, $1 million and zero, respectively. The PUCT Staff issued its report on the excess earnings calculations filed by CPL, SWEPCo and WTU and calculated the excess earnings amounts to be $41 million, $3 million and $11 million for CPL, SWEPCo and WTU, respectively. Management has recorded an estimated provision for 1999 excess earnings and does not expect that the final resolution of 1999 excess earnings will have a material effect on future results of operations. CPL and WTU also recorded an estimated provision for excess 2000 earnings of $9 million per company in the third quarter of 2000.
                  A Texas settlement agreement in connection with the AEP and CSW merger permits CPL to apply for regulatory purposes up to $20 million of STP ECOM plant assets a year in 2000 and 2001 to reduce excess earnings, if any. For book purposes, STP ECOM plant assets will be depreciated in accordance with GAAP, on a systematic and rational basis unless impaired. To the extent excess earnings exceed $20 million in 2000 or 2001 CPL will establish a regulatory liability or reduce regulatory assets by a charge to earnings.

                 Beginning January 1, 2002, fuel costs will not be subject to PUCT fuel reconciliation proceedings. Consequently, CPL, SWEPCo and WTU will file a final fuel reconciliation with the PUCT which reconciles their fuel costs through the period ending December 31, 2001. These final fuel balances will be included in each company's 2004 true-up proceeding. The elimination of the fuel clause recoveries in 2002 in Texas will subject AEP, CPL, SWEPCo and WTU to the risk of fuel market price increases and could adversely affect future results of operations beginning in 2002.

        Discontinuance of the Application of SFAS 71 for Arkansas and Texas

                  The financial statements of CPL, SWEPCo and WTU have historically reflected the economic effects of regulation by applying the requirements of SFAS 71. As a result of the scheduled deregulation of generation in Arkansas and Texas, the application of SFAS 71 for the generation portion of the business in those states was discontinued in the third quarter of 1999. Under the provisions of EITF 97-4, CPL's generation-related net regulatory assets were transferred to the distribution portion of the business and will be amortized as they are recovered through charges to customers. Management believes that substantially all of CPL's generation-related regulatory assets should be recovered under the Texas Legislation. CPL's recovery of generation-related regulatory assets and stranded costs are subject to a final determination by the PUCT in 2004. If future events were to make the recovery of generation-related regulatory assets no longer probable, CPL would write-off the portion of such regulatory assets deemed unrecoverable as a non-cash extraordinary charge to earnings.

                  The Texas Legislation provides that all finally determined stranded costs will be recovered. Since SWEPCo and WTU are not expected to have net stranded costs, all generation-related net regulatory assets were written off as non-recoverable in the third quarter of 1999 when they discontinued application of SFAS 71 regulatory accounting. An impairment analysis for generation assets under SFAS 121 was completed for CPL, SWEPCo and WTU which concluded there was no accounting impairment of generation assets when the application of SFAS 71 was discontinued. CPL, SWEPCo and WTU will test their generation assets for impairment under SFAS 121 when circumstances change. Management believes that on a discounted basis CPL's cash flows will probably be less than its generating assets' net book value and together with its generation-related regulatory assets should create a recoverable stranded cost for regulatory purposes under the Texas Legislation. Therefore, management continues to carry on CPL's balance sheet at September 30, 2000, $953 million of regulatory assets already approved for securitization and $194 million of net regulatory assets pending approval for securitization. A final determination of whether they will be securitized will be made as part of the 2004 true-up proceeding.

             CPL, SWEPCo, and WTU continue to analyze the impact of the electric utility industry restructuring legislation on their Texas electric operations. Although management believes that the Texas Legislation provides for full recovery of stranded costs and that the companies do not have a recordable accounting impairment, a final determination of whether CPL will experience an accounting loss or whether SWEPCo and WTU will experience any additional accounting loss from an inability to recover generation-related regulatory assets and other restructuring related costs in Texas and Arkansas cannot be made until such time as the litigation and the regulatory process are complete following the 2004 true-up proceeding. In the event CPL, SWEPCo, and WTU are unable after the 2004 true-up proceeding to recover all or a portion of their generation-related regulatory assets, stranded costs and other restructuring related costs, it could have a material adverse effect on results of operations, cash flows and possibly financial condition.

        Michigan Restructuring - Affecting AEP and I&M

               On June 5, 2000, the Michigan Legislation became law. Its major provisions, which were effective immediately, applied only to electric utilities with one million or more retail customers. I&M has less than one million customers in Michigan. Consequently, I&M was not immediately required to comply with the Michigan Legislation.

               The following is the stated purpose of the Michigan Legislation:

o        Allow all retail customers a choice of electric suppliers;
o        Encourage MPSC to foster competition;
o        Provide protection to customers who remain with their incumbent supplier;
o        Diversify ownership of electric generation;
o        Ensure the availability of safe, reliable electric power at reasonable rates; and
o        Improve economic development opportunities.

                  The Michigan  Legislation  gives the MPSC broad power to issue orders to implement retail customer choice of electric supplier no later than January 1, 2002 including recovery of regulatory assets and stranded costs. On October 2, 2000, I&M filed a restructuring implementation plan as required by a MPSC order. The plan identifies I&M's proposal to file with the MPSC on June 5, 2001 its unbundled rates, open access tariffs, terms of service and supporting schedules. Described in the plan are I&M's intentions and preparation for competition related to supplier transactions, customer transactions, rate unbundling, education programs, and regional transmission organization. I&M proposes a methodology to determine stranded and implementation costs and requests the continuation of a wires charge for nuclear decommissioning costs. Approval of the restructuring implementation plan is pending before the MPSC.

                  Management has concluded that as of September 30, 2000 the requirements to apply SFAS 71 continue to be met since I&M's rates for generation in Michigan will continue to be cost-based regulated until the MPSC approves rates and wires charges in 2001. The establishment of rates and wires charges under a MPSC approved transition plan will enable management to determine the ability to recover stranded costs including regulatory assets and other implementation costs, a requirement to discontinue the application of SFAS 71.

                  Upon the  discontinuance  of SFAS 71, I&M will,  if necessary, have to write off its Michigan jurisdictional generation-related regulatory assets to the extent that they cannot be recovered under the transition rates and wires charges and record any asset accounting impairments in accordance with SFAS 121.

                  The amount of regulatory assets recorded on the books at September 30, 2000 applicable to I&M's Michigan retail jurisdictional generation business is approximately $45 million before related tax effects. Based on management's current projections of rates, wires charges and future market prices, management does not anticipate that I&M will experience any material tangible asset accounting impairment or regulatory asset write-offs. Ultimately, however, whether I&M will experience material regulatory asset write-offs will depend on whether the MPSC approves their recovery in future orders.

                  A determination of whether I&M will experience any asset impair-ment loss regarding its Michigan retail jurisdictional generating assets and any loss from a possible inability to recover Michigan generation-related regulatory assets and other transition costs cannot be made until such time as the rates and the wires charges are determined through the regulatory process. In the event I&M is unable to recover all or a portion of its generation-related regulatory assets, stranded costs and other implementation costs, it could have a material adverse effect on results of operations, cash flows and possibly financial condition.

         Oklahoma Restructuring - Affecting AEP and PSO

                  In 1997, the Oklahoma Legislature passed restructuring legislation providing for retail access by July 1, 2002. That legislation called for a number of studies to be completed on a variety of restructuring issues, including independent system operator, technical, financial, transition and consumer issues. During 1998 and 1999 several of the studies were completed.
                  The information from the studies was expected to be used in the development of additional industry restructuring legislation during the 2000 legislative session.

                  Several additional electric industry  restructuring bills were filed in the 2000 Oklahoma Legislative session. The proposed bills generally supplemented the industry restructuring legislation previously enacted in Oklahoma which lacked specific procedures for a transition to market based competitive prices. The industry restructuring legislation previously passed did not delegate the establishment of transition procedures to the Oklahoma Corporation Commission. The 2000 Oklahoma legislative session adjourned in May without passing further restructuring legislation and will not reconvene until 2001.

                  Management has concluded that as of September 30, 2000 the requirements to apply SFAS 71 continue to be met since PSO's rates for generation in Oklahoma will continue to be cost-based regulated until the Oklahoma Legislature approves further restructuring legislation and transition rates and wires charges are established under an approved transition plan. Until management is able to determine the ability to recover stranded costs which includes regulatory assets and other implementation costs, PSO cannot discontinue application of SFAS 71 accounting under GAAP.

                  Upon the  discontinuance  of SFAS 71, PSO will,  if necessary, have to write off its Oklahoma jurisdictional generation-related regulatory assets to the extent that they cannot be recovered under the transition rates and wires charges, when determined, and record any asset accounting impairments in accordance with SFAS 121.

                  A determination of whether PSO will experience any asset impairment loss regarding its Oklahoma retail jurisdictional generating assets and any loss from a possible inability to recover Oklahoma generation-related regulatory assets and other transition costs cannot be made until such time as the rates and the wires charges are determined through the legislative or regulatory process. In the event PSO is unable to recover all or a portion of its generation-related regulatory assets and implementation costs, Oklahoma restructuring could have a material adverse effect on results of operations and cash flows.

10.     BUSINESS SEGMENTS
        -----------------

               AEP's principal business segment is its cost-based rate regulated Domestic Electric Utility business consisting of eleven regulated utility operating companies providing bundled, generation, distribution and transmission electric services in eleven states. Also included in this segment are AEP's electric power wholesale marketing and trading activities conducted within two transmission systems of the AEP System that are conducted as part of regulated operations and subject to cost of service rate regulation.



               The AEP consolidated income statement caption "Revenues-Domestic Electric Utilities" includes both the retail and wholesale domestic electricity supply businesses which are cost-based rate regulated in Kentucky, Indiana, Michigan, Louisiana, Oklahoma and Tennessee and are in the process of transitioning to market based pricing in Arkansas, Ohio, Texas, WV and Virginia. Since the domestic electric utility companies have not yet structurally separated their retail and wholesale electricity supply business from their regulated distribution service business, separate financial data is not available and the Domestic Electric Utilities business will continue to be reported as one business segment which is the only reportable segment for the domestic electric operating subsidiaries.

               The AEP consolidated income statement caption "Revenues-Worldwide Electric and Gas Operations" includes three segments: Foreign Energy Delivery, Worldwide Energy investments and other. The Foreign Energy Delivery segment includes investments in overseas electric distribution and supply companies (Seeboard and Yorkshire in the U.K. and CitiPower in Australia). The Worldwide Energy Investments segment represents domestic and international investments in energy-related gas and electric projects including the development and management of those projects. Such investment activities include electric generation, and natural gas pipeline, storage and other natural gas services.

               The other segment which is included in AEP consolidated income statement as part of Worldwide Electric and Gas Operations includes non-regulated electric trading activities outside of AEP marketing area (beyond two transmission systems from the AEP System) gas trading activities, telecommunication services, and the marketing of various energy related products and services.

               Financial data for what has been AEP's four business segments for the  nine  months  ending  September  30,  2000 and 1999 is shown in the following table:
                                  Domestic     Foreign    Worldwide
                                  Electric     Energy     Energy                   Reconciling    AEP
                                  Utilities*   Delivery   Investments    Other     Adjustments    Consolidated
      September 30, 2000                                           (in millions)
         Revenues from

          external customers      $ 8,124      $1,429     $  620       $  (39)        $  -        $10,134
          transactions with other
          operating segments         -                        80          269          (349)         -
         Segment net income (loss)    430         114        (18)         (37)           -            489
         Total assets              28,182       4,288      2,739        5,309            -         40,518
      September 30, 1999
         Revenues from
          external customers        7,567       1,447        407           (8)           -          9,413
          transactions with other
          operating segments         -                        45          146          (191)         -
         Segment net income (loss)    713          88         10          (32)           -            779
         Total assets              25,754       4,716      2,532        1,914            -         34,916

        *  Includes  the  domestic   generation   retail  and  wholesale  supply
        businesses  a  significant  portion of which is  undergoing a transition from  regulated  cost based bundled rates to open access market  pricing but which have not yet been unbundled i.e.,  structurally separated from the distribution and transmission  portions of the vertically integrated electric utility business.


               In October 2000, management announced its intent to structurally separate its operations into two business segments, a non-regulated business and a regulated business. Separation of its non-regulated generation business from its regulated bundled generation distribution and transmission businesses will not be complete until the electric operating subsidiaries have completed their structural separation and made the necessary changes to their accounting software, books and records.

11.     SOUTH AMERICAN INVESTMENTS
        --------------------------

                CSW International owns a 44% equity interest in Vale, a Brazilian electric operating company which it had purchased for a total of $149 million. The investment is covered by a put option, which, if exercised, requires CSW International's partners in Vale to purchase CSW International's Vale shares at a minimum price equal to the U.S. dollar equivalent of CSW International's purchase price. As a result, management has concluded that CSW International's investment carrying amount will not be reduced below the put option value unless it is deemed to be a permanent impairment and CSW International's partners in Vale are deemed unable to fulfill their responsibilities under the put option. Vale has experienced losses from operations and CSW International's investment has been affected by the devaluation of the Brazilian Real. CSW International's cumulative equity share of these operating and foreign currency translation losses through September 30, 2000 are approximately $28 million, net of tax, and $32 million, net of tax, respectively. Pursuant to the put option arrangement, these losses are not reflected in the carrying value of the Vale investment. Conversely, CSW International will not recognize any future earnings from Vale until the operating losses are recovered.

                As of September 30, 2000, CSW International had invested $110 million in the stock of a Chilean electric company. The investment is classified as securities available for sale and as such changes in market value that are deemed to be temporary and foreign exchange rate changes are reflected in other comprehensive income. In the second quarter of 2000 management determined that the decline in market value of the shares was other than temporary. As a result a write down of $33 million ($21 million after tax) to market was recorded in June 2000 and is included in worldwide electric and gas expenses. Based on the quarter end foreign exchange rate, the value of the investment at September 30, 2000 was $53 million. The decline in foreign exchange rates has resulted in a cumulative loss of $19 million ($12 million after tax) as of September 30, 2000 which is included in other comprehensive income.

12.     CONTINGENCIES

        COLI Litigation - Affecting AEP, APCo, CSPCo, I&M, KPCo and OPCo

               As discussed in the 1999 Annual Report, the deductibility of certain interest deductions related to COLI for taxable years 1991 through 1996 is under review by the IRS. Adjustments have been or will be proposed by the IRS disallowing COLI interest deductions. A disallowance of the COLI interest deductions through September 30, 2000 would reduce AEP Consolidated earnings by approximately $319 million (including interest). Potential earnings reductions for affected registrant subsidiaries are as follows:

                                     (in millions)
               APCo                      $ 79
               CSPCo                       43
               I&M                         66
               KPCo                         8
               OPCo                       118

               AEP and its subsidiaries made payments of taxes and interest attributable to COLI interest deductions for taxable years 1991 through 1998 to avoid the potential assessment by the IRS of above market rate interest on the contested amount. The payments to the IRS are included on the AEP Consolidated balance sheet in other assets and on the subsidiaries' balance sheets in other property and investments pending the resolution of this matter. The companies are seeking refunds of all amounts paid plus interest through litigation.

               In order to resolve this issue, AEP and its subsidiaries filed suit in 1998 against the United States in the U.S. District Court for the Southern District of Ohio. The trial began on October 30, 2000. In
        1999 a U.S. Tax Court judge decided in the Winn-Dixie Stores v. Commissioner case that a corporate taxpayer's COLI interest deduction should be disallowed. In October 2000, a judge for the U.S. District Court for Delaware reached a similar decision in Internal Revenue Service vs. C.M. Holdings, Inc. Notwithstanding the Tax Court's and U.S. District Court's decisions, management has made no provision for any possible adverse earnings impact from this matter because it believes, and has been advised by outside counsel, that it has a meritorious position and is vigorously pursuing its lawsuit. In the event the resolution of this matter is unfavorable, it will have a material adverse impact on results of operations, cash flows and possibly financial condition.

        Shareholders' Litigation - Affecting AEP

               On June 23,  2000,  a  complaint  was filed in the U.S.  District
        Court for the Eastern District of New York seeking unspecified compensatory damages against AEP and four former or present officers. The individual plaintiff also seeks certification as the representative of a class consisting of all persons and entities who purchased or otherwise acquired AEP common stock between July 25, 1997, and June 25, 1999. The complaint alleges that the defendants knowingly violated federal securities laws by disseminating materially false and misleading statements concerning, among other things, the undisclosed materially impaired condition of the Cook Plant, AEP's inability to properly monitor, manage, repair, supervise and report on operations at the Cook Plant and the materially adverse conditions these problems were having, and would continue to have, on AEP's deteriorating financial condition, and ultimately on AEP's operations, liquidity and stock price. Four other similar class action complaints have been filed and the court has consolidated the five cases. The plaintiffs are required to file a consolidated complaint pursuant to this court order. The defendants' motion to transfer this case to the U.S. District Court for the Southern District of Ohio was granted on November 3, 2000. Management believes these shareholder actions are without merit and intends to oppose them vigorously.




        Municipal Franchise Fee Litigation - Affecting AEP and CPL

               CPL has been involved in litigation regarding municipal franchise fees in Texas as a result of a class action suit filed by the City of San Juan, Texas in 1996. The City of San Juan claims CPL underpaid municipal franchise fees and seeks damage of up to $300 million plus attorney's fees. CPL filed a counterclaim for overpayment of franchise fees.

               During 1997, 1998 and 1999 the litigation moved procedurally through the Texas Court System and was sent to mediation without resolution.

               In 1999 a class notice was mailed to each of the cities served by CPL. Over 90 of the 128 cities declined to participate in the lawsuit. However, CPL has pledged that if any final, non-appealable court decision in the litigation awards a judgement against CPL for a franchise underpayment, CPL will extend the principles of that decision, with regard to the franchise underpayment, to the cities that declined to participate in the litigation. In December 1999, the court ruled that the class of plaintiffs would consist of approximately 30 cities. A trial date for June 2001 has been set.

               Although management believes that it has substantial defenses to the cities' claims and intends to defend itself against the cities' claims and pursue its counterclaims vigorously, management cannot predict the outcome of this litigation or its impact on results of operations, cash flows or financial condition.

        Texas Base Rate Litigation - Affecting AEP and CPL

               In November 1995 CPL filed with the PUCT a request to increase its retail base rates by $71 million. In October 1997 the PUCT issued a final order which lowered CPL's annual retail base rates by $19 million from the rate level which existed prior to May 1996. The PUCT also included a "glide path" rate methodology in the final order pursuant to which annual rates were reduced by $13 million beginning May 1, 1998 and an additional reduction of $13 million on May 1, 1999.

               CPL appealed the final order to the Travis District Court. The primary issues being appealed include: the classification of $800 million of invested capital in STP as ECOM and assigning it a lower return on equity than other generation property; the use of the "glide path" rate reduction methodology; and an $18 million disallowance of billings from an affiliate, CSW Services. CPL has a 25.2% ownership interest in STP. As part of the appeal, CPL sought a temporary injunction to prohibit the PUCT from implementing the "glide path" rate reduction methodology. The temporary injunction was denied and the "glide path" rate reduction was implemented. In February 1999 the Travis District Court affirmed the PUCT order in regard to the three major items discussed above.

                  CPL appealed the Travis District Court's findings to the Texas
         Appeals Court which in July 2000, issued its opinion upholding the Travis District Court except for the disallowance of affiliated service company billings. Under Texas law, specific findings regarding affiliate transactions must be made by PUCT. In regards to the affiliate expense issue, the findings were not complete in the opinion of the Texas Appeals Court who remanded the issue back to PUCT.

                  CPL has  sought  a  rehearing  of the  Texas  Appeals  Court's opinion. The Texas Appeals Court has requested briefs related to CPL's rehearing request from interested parties. Management is unable to predict the final resolution of its appeal. If the appeal is unsuccessful it will continue to adversely affect results of operations and cash flows.

                  As part of the AEP/CSW merger approval process in Texas, a stipulation agreement was approved which resulted in the withdrawal of the appeal related to the "glide path" rate methodology. CPL will continue its appeal of the ECOM classification for STP property and the disallowed affiliated billings.

         Lignite Mining Agreement Litigation - Affecting SWEPCo

               SWEPCo and CLECO are each a 50% owner of Dolet Hills Power Station Unit 1 and jointly own lignite reserves in the Dolet Hills area of northwestern Louisiana. In 1982, SWEPCo and CLECO entered into a lignite mining agreement with DHMV, a partnership for the mining and delivery of lignite from a portion of these reserves.

               In April 1997, SWEPCo and CLECO sued DHMV and its partners in U.S. District Court for the Western District of Louisiana seeking to enforce various obligations of DHMV under the lignite mining agreement, including provisions relating to the quality of delivered lignite, pricing, and mine reclamation practices. In June 1997, DHMV filed an answer denying the allegations in the suit and filed a counterclaim asserting various contract-related claims against SWEPCo and CLECO. SWEPCo and CLECO have denied the allegations contained in the counterclaims. In January 1999, SWEPCo and CLECO amended the claims against DHMV to include a request that the lignite mining agreement be terminated.

               In April 2000, the parties agreed to settle the litigation. As part of the settlement, DHMV's interest in the mining operations and related debt and other obligations will be purchased by SWEPCo and CLECO. The closing date for the settlement is December 31, 2000. The litigation has been stayed until January 2001 to give the parties time to consummate the settlement agreement.

               Management believes that the resolution of this matter will not have a material effect on results of operations, cash flows or financial condition.

         Federal EPA Complaint and Notice of Violation - Affecting AEP, APCo, CSPCo, I&M, KPCo and OPCo

               As discussed in the 1999 Annual  Report,  the AEP System has been involved in litigation regarding generating plant emissions. Notices of Violation were issued and a complaint was filed by Federal EPA in the U.S. District Court that alleges the AEP System and eleven unaffiliated utilities made modifications to generating units at certain of their coal-fired generating plants over the course of the past 25 years that extended unit operating lives or increased unit generating capacity without a preconstruction permit in violation of the Clean Air Act. The complaint was amended in March 2000 to add allegations for certain generating units previously named in the complaint and to include additional AEP System generating units previously named only in the
        Notices of Violation in the complaint. Under the Clean Air Act, if a plant undertakes a major modification that directly results in an emissions increase, permitting requirements might be triggered and the plant may be required to install additional pollution control technology. This requirement does not apply to activities such as routine maintenance, replacement of degraded equipment or failed components, or other repairs needed for the reliable, safe and efficient operation of the plant.

               A number of northeastern and eastern states were granted leave to intervene in the Federal EPA's action against the AEP System under the Clean Air Act. A lawsuit against power plants owned by the AEP System alleging similar violations to those in the Federal EPA complaint and Notices of Violation was filed by a number of special interest groups and has been consolidated with the Federal EPA action.

               The Clean Air Act authorizes civil penalties of up to $27,500 per day per violation at each generating unit ($25,000 per day prior to January 30, 1997). Civil penalties, if ultimately imposed by the court, and the cost of any required new pollution control equipment, if the court accepts Federal EPA's contentions, could be substantial.

               On May 10, 2000, the AEP System filed motions to dismiss all or portions of the complaints. Briefing on these motions was completed on August 2, 2000. Management believes its maintenance, repair and replacement activities were in conformity with the Clean Air Act and intends to vigorously pursue its defense of this matter.

               In the event the AEP System does not prevail, any capital and operating costs of additional pollution control equipment that may be required as well as any penalties imposed would adversely affect future results of operations, cash flows and possibly financial condition unless such costs can be recovered through regulated rates, and where states are deregulating generation, unbundled transition period generation rates, stranded cost wires charges and future market prices for electricity.

        NOx Reductions - Affecting AEP, AEGCo, APCo, CPL, CSPCo, I&M, KPCo, OPCo and SWEPCo

               As discussed in the 1999 Annual Report, Federal EPA issued a NOx rule that requires substantial reductions in NOx emissions in 22 eastern states, including certain states in which the AEP System's generating plants are located. A number of utilities, including certain AEP System companies, filed petitions seeking a review of the final rule in the D.C. Circuit Court. In March 2000, the D.C. Circuit Court issued a decision generally upholding the NOx rule. The D.C. Circuit Court issued an order in August 2000 which extends the final compliance date to May 31, 2004. In September 2000 following denial by the D.C. Circuit Court of a request for rehearing, the industry petitioners, including the AEP System companies, petitioned the U.S. Supreme Court for review.

               In a related matter, on April 19, 2000, TNRCC adopted rules requiring significant reductions in NOx emissions from utility sources, including CPL and SWEPCo. The rule's compliance date is May 2003 for CPL and 2005 for SWEPCo. The rule is being challenged in state court by an unaffiliated utility.

               In June 2000 OPCo announced that it was beginning a $175 million installation of selective catalytic reduction technology (expected to be operational in 2001) to reduce NOx emissions on its two-unit 2,600 MW Gavin Plant.

               Preliminary estimates indicate that compliance with the NOx rule upheld by the D.C. Circuit Court as well as compliance with the TNRCC rule could result in required capital expenditures of approximately $1.6 billion for AEP Consolidated. Estimated compliance costs by registrant subsidiary company are as follows:

                                       (in millions)
               AEGCo                      $125
               APCo                           365
               CPL                          57
               CSPCo                       136
               I&M                         202
               KPCo                        106
               OPCo                        624
               SWEPCo                       28

               Since  compliance  costs cannot be estimated with certainty,  the actual cost to comply could be significantly different than the preliminary estimates depending upon the compliance alternatives selected to achieve reductions in NOx emissions. Unless any capital and operating costs of additional pollution control equipment are recovered from customers through regulated rates and/or future market prices for electricity where generation is deregulated, they will have an adverse effect on future results of operations, cash flows and possibly financial condition.

        Other

               AEP, AEGCo, APCo, CSPCo, I&M, KPCo and OPCo continue to be involved in certain other matters discussed in their 1999 Annual Report.

               CPL, PSO, SWEPCo and WTU continue to be involved in certain other matters discussed in their 1999 Form 10-K.

                           MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION, CONTINGENCIES AND OTHER MATTERS
        The following is a combined presentation of management's discussion and analysis of financial condition, contingencies and other matters for AEP and certain of its subsidiary registrants. Management's discussion and analysis of results of operations for AEP and each of its subsidiary registrants for the third quarter and nine months ended September 30 is presented with their financial statements earlier in this document.
FINANCIAL CONDITION
        Total plant and property additions including capital leases for the year-to-date period were $1.3 billion for AEP Consolidated. The following table shows the additions by certain AEP subsidiary registrants.
        Company                     Amount
        -------                     ------
                                (in millions)
        APCo                        $144
        CPL                          137
        I&M                          149
        OPCo                         155
        PSO                          120
        SWEPCo                        92
        WTU                           44
        During the first nine months of 2000 AEP Consolidated issued $951 million of long-term obligations at variable interest rates, retired $1.4 billion of long-term debt with interest rates ranging from 5.25% to 8.4% and increased short-term debt by $1.4 billion from 1999 year-end balances. The following table shows the debt issuances and retirements by certain AEP subsidiary registrants:
                Security     Interest         Due
Company       Type         Rate           Date      Amount
-------     --------     --------         ----      ------
                            (%)                 (in millions)
Issuances:
        APCo      UN         Variable          2001      $ 75
        CPL       UN         Variable          2002       150
        I&M       UN         Variable          2002       200
        OPCo      UN         Variable          2001        75
        SWEPCo    UN         Variable          2002       150
Retirements:
        APCo      IPC        7.40              2014        30
        APCo      FMB        6.35              2000        48
        APCo      FMB        6.71              2000        48
        CPL       FMB        7-1/2             2020        50
        CPL       FMB        6                 2000       100
        I&M       FMB        6.40              2000        48
        OPCo      MTN        6.24              2008        13
        PSO       MTN        6.43              2000        10
        SWEPCo    FMB        5.25              2000        45
        WTU       FMB        7-1/2             2000        40
        The AEP System companies have in the past, and may in the future, acquire outstanding debt and preferred stock securities in open market transactions.
        During the second quarter the AEP System established a Money Pool to coordinate short-term borrowings for certain of its subsidiaries, primarily the U.S. domestic electric utility operating companies. The operation of the Money Pool is designed to match on a daily basis the available cash and borrowing requirements of the participants, thereby minimizing the need for borrowings from external sources. The daily cash positions of the participants are netted and if there is a deficiency in cash, AEP raises funds through external borrowing to meet the Money Pool's needs. If there is a net excess in cash, external borrowings are paid down, or, if there are no external borrowings maturing, the excess funds are invested.
        AEP Credit, Inc. factors electric customer accounts receivable for affiliated operating companies and unaffiliated companies. AEP Credit, Inc. issues commercial paper on a stand alone basis and does not participate in the Money Pool. In June 2000 the factoring of customer accounts receivable for affiliated companies was expanded as a result of the merger with CSW to include I&M and OPCo. AEP Credit, Inc. was formerly known as CSW Credit.
        The shutdown of the Cook Plant and the related costs to restart its units contributed to the reduction in I&M's retained earnings to $76 million at September 30, 2000. Unless approval is received from the SEC under the PUHCA and the FERC under the Federal Power Act, I&M can only pay dividends out of retained earnings on its outstanding common stock held by its parent, AEP, and on its publicly held outstanding preferred stock. In the event I&M has insufficient retained earnings to make preferred dividend payments, management intends to seek SEC and FERC approval to make preferred dividend payments out of its $733 million of capital surplus. Failure to obtain such approvals would restrict for some period of time the ability of I&M to make preferred and common dividend payments. Mortgage indentures, charter provisions and orders of regulatory authorities place various restrictions on the use of retained earnings for the payment of cash dividends on I&M's common stock. As of September 30, 2000, $5.9 million of I&M's retained earnings were so restricted.



OTHER MATTERS
Cook Plant Shutdown - AEP, I&M

        As discussed in the 1999 Annual Report, the Cook Plant was shut down in September 1997 due to questions regarding the operability of certain safety systems that arose during a NRC architect engineer design inspection.
        On July 5, 2000, Cook Plant Unit 2, the first unit scheduled to restart, reached 100% power completing its restart process. On July 26, 2000, I&M announced that the restart of Cook Plant Unit 1 would cost an additional $145 million and is scheduled to occur in the first quarter of 2001. However, unforeseen issues or difficulties encountered in preparing Unit 1 for restart could potentially delay its return to service.
        Expenditures to restart the Cook Plant units had been estimated to total approximately $574 million. The additional $145 million to restart Unit 1 raises the total estimate to $719 million. Through September 30, 2000, $592 million has been spent to restart the units. For the nine months ended September 30, 2000, restart costs of $249 million were recorded in other operation and maintenance expense, including amortization of $30 million of restart costs previously deferred in accordance with settlement agreements in the Indiana and Michigan retail regulatory jurisdictions. Also pursuant to the settlement agreements, accrued fuel-related revenues of $28 million were amortized in 2000. At
September 30, 2000, deferred restart costs of $130 million remained in regulatory assets to be amortized through 2003. Also deferred as a regulatory asset at September 30, 2000 are $122 million of fuel-related revenues to be amortized through December 31, 2003 for both jurisdictions.
        The cost of the extended outage and restart efforts will continue to have a material adverse effect on future results of operations and on cash flows until the second unit is restarted. The amortization of restart costs deferred under Indiana and Michigan retail jurisdictional settlement agreements will adversely affect results of operations through December 31, 2003 when the amortization period ends. The annual amortization of restart cost deferrals is $40 million. Management believes that the second Cook Plant unit, Unit 1, will also be successfully returned to service. However, if for some unknown reason it is not returned to service or its return is delayed significantly it would have an even greater material adverse effect on future results of operations, cash flows and financial condition.
Restructuring Legislation
         Restructuring legislation has been enacted in seven of the eleven state retail jurisdictions in which the AEP domestic electric utility companies operate. The legislation provided for a transition from cost-based regulation of bundled electric service to customer choice market pricing for the supply of electricity. The enactment of restructuring legislation and the ability to determine transition rates, wires charges and any resultant extraordinary gain or loss under restructuring legislation enabled AEP and certain subsidiaries to discontinue regulatory accounting under the application of SFAS 71. Prior to restructuring, the electric utility companies accounted for their operations according to the cost-based regulatory accounting principles of SFAS 71. Under the provisions of SFAS 71, regulatory assets and regulatory liabilities are recorded to reflect the economic effects of regulation and to match expenses with regulated revenues. The discontinuance of the application of SFAS 71 is in accordance with the provisions of SFAS 101. Pursuant to those provisions and further guidance provided in EITF Issue 97-4, a company is required to write-off regulatory assets and liabilities related to deregulated operations, unless recovery of such amounts is provided through rates to be collected in a portion of operations which continues to be rate regulated. Additionally, a company experiencing a dis-continuance of cost-based rate regulation is required to determine if any plant assets are impaired under SFAS 121. A SFAS 121 accounting impairment analysis involves estimating cumulative future non-discounted net cash flows arising from the use of assets. If the cumulative undiscounted net cash flows exceed the net book value of the assets, then there is no impairment of the assets for accounting purposes.
         As legislative and regulatory proceedings evolve, the AEP electric operating companies doing business in the seven states that have passed restructuring legislation are applying the standards discussed above to discontinue SFAS 71 regulatory accounting. The following is a summary of restructuring legislation, the status of the transition plans and the status of the electric utility companies' accounting to comply with the changes in each of the AEP System's seven state regulatory jurisdictions affected by restructuring legislation.

Virginia Restructuring - Affecting AEP and APCo
        Under 1999 Virginia restructuring legislation a transition to choice of supplier for retail customers will commence on January 1, 2002 and be completed, subject to a finding by the Virginia SCC that an effective competitive market exists by January 1, 2004 but not later than January 1, 2005. The Virginia restructuring legislation provides an opportunity for recovery of just and reasonable net stranded generation costs. The mechanisms in the Virginia law for stranded cost recovery are: a capping of incumbent utility transition rates until as late as July 1, 2007, and the application of a wires charge upon customers who may depart the incumbent utility in favor of an alternative supplier prior to the termination of the rate cap. The legislation provides for the establish-ment of capped rates prior to January 1, 2001 and establishment of a wires charge by the fourth quarter of 2001. Since APCo does not intend to request new rates, its current rates will become the capped rates. In the third quarter of 2000, the Virginia SCC directed APCo to file a cost of service study using 1999 as a test year. In the opinion of counsel, Virginia's restructuring law does not permit the Virginia SCC to change rates for the transition period.

WV Restructuring Plan - Affecting AEP and APCo
        As discussed in the 1999 Annual Report, the WVPSC issued an order on January 28, 2000 approving an electricity restructuring plan. On March 11, 2000, the WV legislature approved the restructuring plan by joint resolution. The joint resolution provides that the WVPSC cannot implement the plan until the legislature makes necessary tax law changes to preserve the revenues of the state and local governments. Electric service in West Virginia is provided by APCo and WPCo.


        The provisions of the restructuring plan provide for customer choice to begin after all necessary rules are in place (the "starting date"); deregulation of generation assets occurring on the starting date; functional separation of the generation, transmission and distribution businesses on the starting date and their legal corporate or structural separation no later than January 1, 2005; a transition period of up to 13 years, during which the incumbent utility must provide default service for customers who do not change suppliers unless an alternative default supplier is selected through a WVPSC-sponsored bidding process; capped and fixed rates for the 13-year transition period as discussed below; deregulation of metering and billing; a 0.5 mills per KWH wires charge applicable to all retail customers for the period January 1, 2001 through December 31, 2010 intended to provide for recovery of any stranded cost including net regulatory assets; establishment of a rate stabilization deferral balance of $81 million ($76 million by APCo and $5 million by WPCo) by the end of year ten of the transition period to be used as determined by the WVPSC to offset market prices paid for electricity in the eleventh, twelfth, and thirteenth year of the transition period by residential and small commercial customers that do not choose an alternative supplier.
        Default rates for residential and small commercial customers are capped for four years after the starting date and then increase as specified in the plan for the next six years. In years eleven, twelve and thirteen of the transition period, the power supply rate shall equal the market price of comparable power. Default rates for industrial and large commercial customers will be discounted by 1% for four and a half years, beginning July 1, 2000, and then increased at pre-defined levels for the next three years. After seven years the power supply rate for industrial and large commercial customers will be market based. APCo's Joint Stipulation agreement, discussed in Note 8, which was approved by the WVPSC on June 2, 2000 in connection with a base rate filing, also provides additional mechanisms to recover regulatory assets.

        The elimination of ENEC recovery proceedings in WV will subject AEP and APCo to the risk of fuel market price increases and reductions in wholesale sales levels which could adversely affect results of operations and cash flows. Management will work aggressively to mitigate this risk by seeking to hedge such risk where appropriate and possible.

APCo Discontinues Application of SFAS 71
        In June 2000 APCo discontinued the application of SFAS 71 for its Virginia and WV retail jurisdictional portions of its generation business since generation is no longer considered to be cost-based regulated in those jurisdictions and management was able to determine APCo's transition rates and wires charges. The discontinuance in the WV jurisdiction was possible as a result of a June 2, 2000 approval of the Joint Stipulation which established rates, wires charges and regulatory asset recovery procedures during the transition period to market rates. APCo was also able to discontinue application of SFAS 71 for the generation portion of its Virginia retail jurisdiction after management decided that APCo would not request capped rates different from its current rates. The existence of effective restructuring legislation in Virginia and the probability that the WV legislation would become effective with the passage of required tax legislation in 2001 supported management's decision to discontinue SFAS 71 regulatory accounting for APCo's electricity generation and supply business.
        APCo's discontinuance of SFAS 71 for generation resulted in an extraordinary gain, in the second quarter of 2000, of $9 million. Management believes that it is probable that all net regulatory assets related to the Virginia and WV generation business will be recovered. Therefore, under the provisions of EITF 97-4, APCo's generation-related net regulatory assets were transferred to the distribution portion of the business and are being amortized as they are recovered through charges to regulated distribution customers. APCo performed an accounting impairment analysis on its generating assets under SFAS 121 and concluded that there was no impairment of generation assets.

Ohio Restructuring Law - Affecting AEP, CSPCo and OPCo
        As discussed in the 1999 Annual Report, the Ohio Act provides for, among other things, customer choice of electricity supplier, a residential rate reduction of 5% for the generation portion of rates and a freezing of generation rates including fuel rates beginning on January 1, 2001. The Ohio Act also provides for a five-year transition period to move from cost-based rates to market pricing for generation services. It authorizes the PUCO to address certain major transition issues including unbundling of rates and the recovery of transition costs which include regulatory assets, generating asset impairments and other stranded costs, employee severance and retraining costs, consumer education costs and other restructuring and transition costs. Stranded costs are generation costs that are not deemed to be recoverable in a competitive market.
        On September 28, 2000, the PUCO approved, with minor modifications, a stipulation agreement between CSPCo, OPCo, the PUCO staff, the Ohio Consumers' Counsel and other concerned parties. The key provisions of the stipulation agreement are:

o Recovery of generation-related regulatory assets over seven years for OPCo and eight years for CSPCo through frozen transition rates for the first five years of the recovery period and a wires charge for the remaining years.
o A shopping incentive (a price credit) of 2.5 mills per KWH for the first 25% of CSPCo residential customers that switch suppliers. There is no shopping incentive for OPCo customers.
o The absorption of $40 million by CSPCo and OPCo ($20 million per company) of consumer education, implementation and transition plan filing costs with deferral of the remaining costs, plus a carrying charge, as a regulatory asset for recovery in future distribution rates.
o CSPCo and OPCo will make available a fund of up to $10 million to reimburse customers who choose to purchase their power from another company for certain transmission charges imposed by PJM and/or a Midwest ISO on generation originating in the Midwest ISO or PJM areas.
o The statutory 5% reduction in the generation component of residential tariffs will remain in effect for the entire 5 year transition period.
o The companies' request for a $90 million gross receipts tax rider to recover duplicate gross receipts tax would be considered separately by the PUCO.

        The gross receipts tax issue was considered by the PUCO in hearings held in June 2000. In the September 28, 2000 order approving the stipulation agreement, the PUCO determined that there was no duplicate tax overlap period and denied the request for a gross receipts tax rider. Under the Ohio Act the gross receipts tax will be replaced with a KWH based excise tax. The last year for which electric utilities will pay the excise tax based on gross receipts is the tax year ending April 30, 2002. As of May 1, 2001 electric distribution companies will be subject to an excise tax based on KWH sold to Ohio customers. The gross receipts tax is paid at the beginning of the tax year, deferred by CSPCo and OPCo as a prepaid expense and amortized to expense during the tax year pursuant to the tax law whereby the payment of the tax results in the privilege to conduct business in the year following the payment of the tax. The change in the tax law to impose an excise tax based on KWH sold to Ohio customers commencing before the expiration of the gross receipts tax privilege period will result in a 12 month period when CSPCo and OPCo are recording as an expense both the gross receipts tax and the excise tax. CSPCo and OPCo filed for rehearing of the gross receipts tax issue. Unless this issue is resolved in the companies' favor, it will have an adverse effect on results of operations and financial position from May 1, 2001 to April 30, 2002.
        Beginning January 1, 2001, fuel costs will not be subject to PUCO fuel recovery proceedings. Deferred fuel costs at December 31, 2000 which represent under or over recoveries will be one of the items included in the PUCO's final determination of net regulatory assets to be collected during the transition period. The elimination of fuel clause recoveries in 2001 in Ohio will subject AEP, CSPCo and OPCo to the risk of fuel market price increases and could adversely affect future results of operations and cash flows beginning in 2001. Management will work aggressively to mitigate this risk by seeking to hedge such risk where appropriate and possible.

CSPCo and OPCo Discontinue the Application of SFAS 71 for the Ohio Jurisdiction
        In September 2000 CSPCo and OPCo discontinued the application of SFAS 71 for their Ohio retail jurisdictional generation business since generation is no longer cost-based regulated in that jurisdiction and management was able to determine their transition rates and wires charges. The discontinuance in the Ohio jurisdiction was possible as a result of the PUCO's September 28, 2000 approval of the stipulation agreement which established rates, wires charges and net regulatory asset recovery procedures during the transition to market rates.
        CSPCo's and OPCo's discontinuance of SFAS 71 for generation resulted in after tax extraordinary losses in the third quarter of 2000 of $25 million and $19 million, respectively, due to certain unrecoverable generation related regulatory assets and transition expenses. Management believes that substantially all net regulatory assets related to the Ohio generation business will be recovered. Under the provisions of EITF 97-4, CSPCo's and OPCo's generation-related recoverable net regulatory assets were transferred to the transmission and distribution portion of the business and will be amortized as they are recovered through charges to customers. CSPCo and OPCo performed an accounting impairment analysis on their generating assets under SFAS 121 and concluded there was no impairment of generation assets.

Arkansas Restructuring - Affecting AEP and SWEPCo
         In 1999 legislation was enacted in Arkansas that will ultimately restructure the electric utility industry. Its major provisions are:

o retail competition begins January 1, 2002 but can be delayed until as late as June 30, 2003 by the Arkansas Commission; o transmission facilities must be operated by an ISO if owned by a company which also owns generation assets; o rates will be frozen for one to three years; o market power issues will be addressed by the Arkansas Commission; and o a progress report to the Arkansas General Assembly on the development of competition in electric markets and its impact on retail customers is required by January 2001.

         In an Arkansas Commission proceeding to investigate the progress toward competition and what recommendations should be made to the General Assembly, a delay of the start date for competition from January 1, 2002 to October 1, 2003 or as late as October 1, 2005 was discussed. Such delay would require amendments to the existing legislation, which could be requested in the Arkansas Commission's progress report to the General Assembly. The timing of the ultimate deregulation of SWEPCo's generation business in Arkansas is unclear pending the findings of the Arkansas Commission and the response to those findings by the Arkansas General Assembly.

Texas Restructuring - Affecting AEP, CPL, SWEPCo and WTU
        In June 1999 the Texas Legislation was signed into law which, among other things:

o gives Texas customers of investor-owned utilities the opportunity to choose their electric provider beginning January 1, 2002;
o provides for the recovery of regulatory assets and of other stranded costs through securitization and non-bypassable wires charges;
o        requires reductions in NOx and sulfur dioxide emissions;
o provides for a rate freeze until January 1, 2002 followed by a 6% rate reduction for residential and small commercial customers, an additional rate reduction for low-income customers and a number of customer protections;
o provides for an earnings test for each of the three years of the rate freeze period (1999 through 2001);
o provides for certain limits for ownership and control of generation capacity by companies;
o       provides for elimination of the fuel clause reconciliation process; and
o provides for a 2004 true-up proceeding for stranded costs including final fuel recovery balances, net regulatory assets, certain environmental costs, accumulated excess earnings and other issues.

         Delivery of electricity will continue to be the responsibility of the local electric transmission and distribution utility company at regulated prices. Each electric utility was required to submit a plan to structurally unbundle its business activities into a retail electric provider, a power generation company, a transmission utility and a distribution utility. In May 2000 CPL, SWEPCo and WTU filed revised structural separation plans which the PUCT approved on July 7, 2000 in an interim order.
         Under the Texas Legislation, electric utilities are allowed, with the approval of the PUCT, to recover stranded costs including generation-related regulatory assets that may not be recoverable in a future competitive market. The approved costs can be refinanced through securitization, which is a financing structure designed to provide state sponsored lower financing costs than are available through conventional public utility financings. The securitized amounts plus interest are then recovered through a non-bypassable wires charge.
         In 1999 CPL filed an application with the PUCT to securitize approximately $1.27 billion of its retail generation-related regulatory assets and approximately $47 million in other qualified restructuring costs. On February 10, 2000, the PUCT tentatively approved a settlement, which will permit CPL to securitize approximately $764 million of net regulatory assets. The PUCT's order authorized issuance of up to $797 million of securitization bonds including the $764 million for recovery of net regulatory assets and $33 million for other qualified refinancing costs. The $764 million for recovery of net regulatory assets reflects the recovery of $949 million of regulatory assets offset by $185 million of customer benefits associated with accumulated deferred income taxes. CPL had previously proposed in its filing to flow these benefits back to customers over the 14-year term of the securitization bonds. The remaining regulatory assets originally included by CPL in its 1999 securitization request were included in a March 2000 filing with the PUCT, requesting recovery of an additional $1.1 billion of stranded costs. The March 2000 filing of $1.1 billion included recovery of approximately $800 million of STP costs included in utility plant on the balance sheet of CPL and in property, plant and equipment-electric on the balance sheet of AEP Consolidated. The STP costs had previously been identified as ECOM by the PUCT for regulatory purposes. The March 2000 filing will determine the initial amount of stranded costs to be recovered beginning January 1, 2002. The PUCT required CPL to submit a revised filing using an administrative model developed by the PUCT Staff which reduced the amount of the initial stranded costs estimates to $361 million. Management does not agree with the critical inputs to this model. A final determination of stranded costs and their recovery will occur as part of the 2004 true-up proceeding. The total amount recoverable can be securitized.
         On April 11, 2000, four parties appealed the PUCT's securitization order to the Travis County District Court. One of these appeals challenges CPL's ability to recover securitization charges under the Texas Constitution. CPL will not be able to issue the securitization bonds until these appeals are resolved.
         The Texas Legislation provides that each year during the 1999 through 2001 rate freeze period, electric utilities are subject to an earnings test. For electric utilities with stranded costs, such as CPL, any earnings in excess of the most recently approved cost of capital in its last rate case must be applied to reduce stranded costs. Utilities without stranded costs, such as SWEPCo and WTU, must either flow such excess earnings amounts back to customers or make capital expenditures to improve transmission or distribution facilities or to improve air quality. The Texas Legislation requires PUCT approval of the earnings test calculation.
         Regarding the 1999 earnings test, CPL, SWEPCo and WTU filed reports showing excess earnings of $21 million, $1 million and zero, respectively. The PUCT Staff issued its report on the excess earnings calculations filed by CPL, SWEPCo and WTU and calculated the excess earnings amounts to be $41 million, $3 million and $11 million for CPL, SWEPCo and WTU, respectively. Management has recorded an estimated provision for the 1999 excess earnings and does not expect that the final resolution of 1999 excess earnings will have a material effect on future results of operations. CPL and WTU also recorded an estimated provision for excess 2000 earnings of $9 million per company in the third quarter of 2000.
         A Texas settlement agreement in connection with the AEP and CSW merger permits CPL to apply for regulatory purposes up to $20 million of STP ECOM plant assets a year in 2000 and 2001 to reduce excess earnings, if any. For book purposes, STP ECOM plant assets will be depreciated in accordance with GAAP, on a systematic and rational basis unless impaired. To the extent excess earnings exceed $20 million in 2000 or 2001 CPL will establish a regulatory liability or reduce regulatory assets by a charge to earnings.
        Beginning January 1, 2002, fuel costs will not be subject to PUCT fuel reconciliation proceedings. Consequently, CPL, SWEPCo and WTU will file a final fuel reconciliation with the PUCT which reconciles their fuel costs through the period ending December 31, 2001. These final fuel balances will be included in each company's 2004 true-up proceeding. The elimination of the fuel clause recoveries in 2002 in Texas will subject AEP, CPL, SWEPCo and WTU to the risk of fuel market price increases and could adversely affect future results of operations beginning in 2002. Management will work to aggressively manage this risk by seeking to hedge such risk where appropriate and possible.

Discontinuance of the Application of SFAS 71 for Arkansas and Texas
         The financial statements of CPL, SWEPCo and WTU have historically reflected the economic effects of regulation by applying the requirements of SFAS 71. As a result of the scheduled deregulation of generation in Arkansas and Texas, the application of SFAS 71 for the generation portion of the business in those states was discontinued in the third quarter of 1999. Under the provisions of EITF 97-4, CPL's generation-related net regulatory assets were transferred to the distribution portion of the business and will be amortized as they are recovered through charges to customers. Management believes that substantially all of CPL's generation-related regulatory assets should be recovered under the Texas Legislation. CPL's recovery of generation-related regulatory assets and stranded costs are subject to a final determination by the PUCT in 2004. If future events were to make the recovery of generation-related regulatory assets no longer probable, CPL would write-off the portion of such regulatory assets deemed unrecoverable as a non-cash extraordinary charge to earnings.
         The Texas Legislation provides that all finally determined stranded costs will be recovered. Since SWEPCo and WTU are not expected to have net stranded costs, all generation-related net regulatory assets were written off as non-recoverable in the third quarter of 1999 when they discontinued application of SFAS 71 regulatory accounting. An impairment analysis for generation assets under SFAS 121 was completed for CPL, SWEPCo and WTU which concluded there was no accounting impairment of generation assets when the application of SFAS 71 was discontinued. CPL, SWEPCo and WTU will test their generation assets for impairment under SFAS 121 when circumstances change. Management believes that on a discounted basis CPL's cash flows will probably be less than its generating assets' net book value and together with its generation-related regulatory assets should create a recoverable stranded cost for regulatory purposes under the Texas Legislation. Therefore, management continues to carry on CPL's balance sheet at September 30, 2000, $953 million of regulatory assets already approved for securitization and $194 million of net regulatory assets pending approval for securitization. A final determination of whether they will be securitized will be made as part of the 2004 true-up proceeding.
         CPL, SWEPCo, and WTU continue to analyze the impact of the electric utility industry restructuring legislation on their Texas electric operations. Although management believes that the Texas Legislation provides for full recovery of stranded costs and that the companies do not have a recordable accounting impairment, a final determination of whether CPL, SWEPCo, and WTU will experience any accounting loss from an inability to recover generation-related regulatory assets and other restructuring related costs in Texas and Arkansas cannot be made until such time as the litigation and the regulatory process are complete following the 2004 true-up proceeding. In the event CPL, SWEPCo, and WTU are unable after the 2004 true-up proceeding to recover all or a portion of their generation-related regulatory assets, stranded costs and other restructuring related costs, it could have a material adverse effect on results of operations, cash flows and possibly financial condition.

Michigan Restructuring - Affecting AEP and I&M
        On June 5, 2000, the Michigan Legislation became law. Its major provisions, which were effective immediately, applied only to electric utilities with one million or more retail customers. I&M has less than one million customers in Michigan. Consequently, I&M was not immediately required to comply with the Michigan Legislation.
        The following is the stated purpose of the Michigan Legislation: o Allow all retail customers a choice of electric suppliers; o Encourage MPSC to foster competition; o Provide protection to customers who remain with their incumbent supplier;
o        Diversify ownership of electric generation;
o        Ensure the availability of safe, reliable electric power at reasonable rates; and
o        Improve economic development opportunities.

         The Michigan Legislation gives the MPSC broad power to issue orders to implement retail customer choice of electric supplier no later than January 1, 2002 including recovery of regulatory assets and stranded costs. On October 2, 2000, I&M filed a restructuring implementation plan as required by a MPSC order. The plan identifies I&M's proposal to file with the MPSC on June 5, 2001 its unbundled rates, open access tariffs, terms of service and supporting schedules. Described in the plan are I&M's intentions and preparation for competition related to supplier transactions, customer transactions, rate unbundling, education programs, and regional transmission organization. I&M proposes a methodology to determine stranded and implementation costs and requests the continuation of a wires charge for nuclear decommissioning costs. Approval of the restructuring implementation plan is pending before the MPSC.
         Management has concluded that as of September 30, 2000 the requirements to apply SFAS 71 continue to be met since I&M's rates for generation in Michigan will continue to be cost-based regulated until the MPSC approves rates and wires charges in 2001. The establishment of rates and wires charges under a MPSC approved transition plan will enable management to determine the ability to recover stranded costs including regulatory assets and other implementation costs, a requirement to discontinue the application of SFAS 71.
         Upon the discontinuance of SFAS 71, I&M will, if necessary, have to write off its Michigan jurisdictional generation-related regulatory assets to the extent that they cannot be recovered under the transition rates and wires charges and record any asset accounting impairments in accordance with SFAS 121.
         The amount of regulatory assets recorded on the books at September 30, 2000 applicable to the I&M's Michigan retail jurisdictional generation business is approximately $45 million before related tax effects. Based on management's current projections of rates, wires charges and future market prices, management does not anticipate that I&M will experience any material tangible asset accounting impairment or regulatory asset write-offs. Ultimately, however, whether I&M will experience material regulatory asset write-offs will depend on whether the MPSC approves their recovery in future orders.
         A determination of whether I&M will experience any asset impairment loss regarding its Michigan retail jurisdictional generating assets and any loss from a possible inability to recover Michigan generation-related regulatory assets and other transition costs cannot be made until such time as the rates and the wires charges are determined through the regulatory process. In the event I&M is unable to recover all or a portion of its generation-related regulatory assets, stranded costs and other implementation costs, it could have a material adverse effect on results of operations, cash flows and possibly financial condition.

Oklahoma Restructuring - Affecting AEP and PSO

         In 1997, the Oklahoma Legislature passed restructuring legislation providing for retail access by July 1, 2002. That legislation called for a number of studies to be completed on a variety of restructuring issues, including independent system operator, technical, financial, transition and consumer issues. During 1998 and 1999 several of the studies were completed.
         The  information  from  the  studies  was  expected  to be  used in the development of additional industry restructuring legislation during the 2000 legislative session.
        Several additional electric industry restructuring bills were filed in the 2000 Oklahoma Legislative session. The proposed bills generally supplemented the industry restructuring legislation previously enacted in Oklahoma which lacked specific procedures for a transition to market based competitive prices. The industry restructuring legislation previously passed did not delegate the establishment of transition procedures to the Oklahoma Corporation Commission. The 2000 Oklahoma legislative session adjourned in May without passing further restructuring legislation and will not reconvene until 2001.
         Management has concluded that as of September 30, 2000 the requirements to apply SFAS 71 continue to be met since PSO's rates for generation in Oklahoma will continue to be cost-based regulated until the Oklahoma Legislature approves further restructuring legislation and transition rates and wires charges are established under an approved transition plan. Until management is able to determine the ability to recover stranded costs which includes regulatory assets and other implementation costs, PSO cannot discontinue application of SFAS 71 accounting under GAAP.
         Upon the discontinuance of SFAS 71, PSO will, if necessary, have to write off its Oklahoma jurisdictional generation-related regulatory assets to the extent that they cannot be recovered under the transition rates and wires charges, when determined, and record any asset accounting impairments in accordance with SFAS 121.
         A determination of whether PSO will experience any asset impairment loss regarding its Oklahoma retail jurisdictional generating assets and any loss from a possible inability to recover Oklahoma generation-related regulatory assets and other transition costs cannot be made until such time as the rates and the wires charges are determined through the legislative or regulatory process. In the event PSO is unable to recover all or a portion of its generation-related regulatory assets and implementation costs, Oklahoma restructuring could have a material adverse effect on results of operations and cash flows.

COLI Litigation - Affecting AEP, APCo, I&M and OPCo
         As discussed in the 1999 Annual Report, the deductibility of certain interest deductions related to COLI for taxable years 1991 through 1996 is under review by the IRS. Adjustments have been or will be proposed by the IRS disallowing COLI interest deductions. A disallowance of the COLI interest deductions through September 30, 2000 would reduce AEP Consolidated earnings by approximately $319 million (including interest). Potential earnings reductions for certain affected registrant subsidiaries are as follows:

        Company                      Amount
        -------                      ------
                                      (in millions)
        APCo                                 $ 79
        I&M                                    66
        OPCo                                  118

        AEP and its subsidiaries made payments of taxes and interest attributable to COLI interest deductions for taxable years 1991 through 1998 to avoid the potential assessment by the IRS of above market rate interest on the contested amount. The payments to the IRS are included on the AEP Consolidated balance sheet in other assets and on the subsidiaries' balance sheets in other property and investments pending the resolution of this matter. The companies are seeking refunds of all amounts paid plus interest through litigation.
        In order to resolve this issue, AEP and its subsidiaries filed suit in 1998 against the United States in the U.S. District Court for the Southern District of Ohio. The trail began on October 30, 2000. In 1999 a U.S. Tax Court judge decided in the Winn-Dixie Stores v. Commissioner case that a corporate taxpayer's COLI interest deduction should be disallowed. In October 2000, a judge for the U.S. District Court for Delaware reached a similar decision in Internal Revenue Service vs. C.M. Holdings, Inc. Notwithstanding the Tax Court's and U.S. District Court's decisions, management has made no provision for any possible adverse earnings impact from this matter because it believes, and has been advised by outside counsel, that it has a meritorious position and is vigorously pursuing its lawsuit. In the event the resolution of this matter is unfavorable, it will have a material adverse impact on results of operations, cash flows and possibly financial condition.

Shareholders' Litigation - Affecting AEP
        On June 23, 2000, a complaint was filed in the U.S. District Court for the Eastern District of New York seeking unspecified compensatory damages against AEP and four former or present officers. The individual plaintiff also seeks certification as the representative of a class consisting of all persons and entities who purchased or otherwise acquired AEP common stock between July 25, 1997, and June 25, 1999. The complaint alleges that the defendants knowingly violated federal securities laws by disseminating materially false and misleading statements concerning, among other things, the undisclosed materially impaired condition of the Cook Plant, AEP's inability to properly monitor, manage, repair, supervise and report on operations at the Cook Plant and the materially adverse conditions these problems were having, and would continue to have, on AEP's deteriorating financial condition, and ultimately on AEP's operations, liquidity and stock price. Four other similar class action complaints have been filed and the court has consolidated the five cases. The plaintiffs are required to file a consolidated complaint pursuant to this court order. The defendants' motion to transfer this case to the U.S. District Court for the Southern District of Ohio was granted on November 3, 2000. Management believes these shareholder actions are without merit and intends to oppose them vigorously.

Municipal Franchise Fee Litigation - Affecting AEP and CPL
        CPL has been involved in litigation regarding municipal franchise fees in Texas as a result of a class action suit filed by the City of San Juan, Texas in 1996. The City of San Juan claims CPL underpaid municipal franchise fees and seeks damage of up to $300 million plus attorney's fees. CPL filed a counterclaim for overpayment of franchise fees.
        During 1997, 1998 and 1999 the litigation moved procedurally through the Texas Court System and was sent to mediation without resolution.
        In 1999 a class notice was mailed to each of the cities served by CPL. Over 90 of the 128 cities declined to participate in the lawsuit. However, CPL has pledged that if any final, non-appealable court decision in the litigation awards a judgement against CPL for a franchise underpayment, CPL will extend the principles of that decision, with regard to the franchise underpayment, to the cities that declined to participate in the litigation. In December 1999, the court ruled that the class of plaintiffs would consist of approximately 30 cities. A trial date for June 2001 has been set.
        Although management believes that it has substantial defenses to the cities' claims and intends to defend itself against the cities' claims and pursue its counterclaims vigorously, management cannot predict the outcome of this litigation or its impact on results of operations, cash flows or financial condition.

Federal EPA Complaint and Notice of Violation -
Affecting AEP, APCo, I&M, and OPCo

        As discussed in the 1999 Annual Report, the AEP System has been involved in litigation regarding generating plant emissions. Notices of Violation were issued and a complaint was filed by Federal EPA in the U.S. District Court that alleges the AEP System and eleven unaffiliated utilities made modifications to generating units at certain of their coal-fired generating plants over the course of the past 25 years that extended unit operating lives or increased unit generating capacity without a preconstruction permit in violation of the Clean Air Act. The complaint was amended in March 2000 to add allegations for certain generating units previously named in the complaint and to include additional AEP System generating units previously named only in the Notices of Violation in the complaint. Under the Clean Air Act, if a plant undertakes a major modification that directly results in an emissions increase, permitting requirements might be triggered and the plant may be required to install additional pollution control technology. This requirement does not apply to activities such as routine maintenance, replacement of degraded equipment or failed components, or other repairs needed for the reliable, safe and efficient operation of the plant.
        A number of northeastern and eastern states were granted leave to intervene in the Federal EPA's action against the AEP System under the Clean Air Act. A lawsuit against power plants owned by the AEP System alleging similar violations to those in the Federal EPA complaint and Notices of Violation was filed by a number of special interest groups and has been consolidated with the Federal EPA action.
        The Clean Air Act authorizes civil penalties of up to $27,500 per day per violation at each generating unit ($25,000 per day prior to January 30, 1997). Civil penalties, if ultimately imposed by the court, and the cost of any required new pollution control equipment, if the court accepts Federal EPA's contentions, could be substantial.
        On May 10, 2000, the AEP System filed motions to dismiss all or portions of the complaints. Briefing on these motions was completed on August 2, 2000. Management believes its maintenance, repair and replacement activities were in conformity with the Clean Air Act and intends to vigorously pursue its defense of this matter.
        In the event the AEP System does not prevail, any capital and operating costs of additional pollution control equipment that may be required as well as any penalties imposed would adversely affect future results of operations, cash flows and possibly financial condition unless such costs can be recovered through regulated rates, and where states are deregulating generation, unbundled transition period generation rates, stranded cost wires charges and future market prices for electricity.

NOx Reductions - Affecting AEP, APCo, CPL, I&M, OPCo and SWEPCo
        As discussed in the 1999 Annual Report, Federal EPA issued a NOx rule that requires substantial reductions in NOx emissions in 22 eastern states, including certain states in which the AEP System's generating plants are located. A number of utilities, including certain AEP System companies, filed petitions seeking a review of the final rule in the D.C. Circuit Court. In March 2000, the D.C. Circuit Court issued a decision generally upholding the NOx rule. The D.C. Circuit Court issued an order in August 2000 which extends the final compliance date to May 31, 2004. In September 2000 following denial by the D.C. Circuit Court of a request for rehearing, the industry petitioners, including the AEP System companies, petitioned the U.S. Supreme Court for review.
        In a related matter, on April 19, 2000, TNRCC adopted rules requiring significant reductions in NOx emissions from utility sources, including CPL and SWEPCo. The rule's compliance date is May 2003 for CPL and 2005 for SWEPCo. The rule is being challenged in state court by an unaffiliated utility.
        In June  2000  OPCo  announced  that  it was  beginning  a $175  million installation of selective catalytic reduction technology (expected to be operational in 2001) to reduce NOx emissions on its two-unit 2,600 MW Gavin Plant.
        Preliminary estimates indicate that compliance with the NOx rule upheld by the D.C. Circuit Court as well as compliance with the TNRCC rule could result in required capital expenditures of approximately $1.6 billion for AEP Consolidated.
        The following table shows the estimated compliance cost for certain of AEP's subsidiary registrants.

        Company               Amount
        -------               ------
                          (in millions)
        APCo                  $365
        CPL                     57
        I&M                    202
        OPCo                   624
        SWEPCo                  28

        Since compliance costs cannot be estimated with certainty, the actual cost to comply could be significantly different than the preliminary estimate depending upon the compliance alternatives selected to achieve reductions in NOx emissions. Unless the depreciation of such costs are recovered from customers through regulated rates and/or future market prices for electricity where generation is deregulated, they will have an adverse effect on future results of operations, cash flows and possibly financial condition.

New Accounting Standards - Affecting AEP, AEGCo, APCo, CPL, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo and WTU
        SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137 and SFAS 138, will be effective for the AEP System beginning January 1, 2001. SFAS 133 requires that entities recognize all derivatives as either assets or liabilities and measure them at fair value. Changes in the fair value of derivative assets and liabilities must be recognized currently in net income or other comprehensive income except for certain hedges that are deemed to be effective. Derivatives that are highly effective in hedging underlying transactions can lessen the impact on net income.
        It appears at this time that the adoption of SFAS 133, as amended, for AEP's non-commodity derivatives is expected to result in an immaterial effect on net income and on other comprehensive income based on the fair values of existing non-commodity derivatives at September 30, 2000. However, the actual effect on future net income and other comprehensive income of SFAS 133 will depend upon the number and amount of derivatives that will exist at future balances sheet dates and the market values of those derivative at those dates.
        AEP's energy commodity trading contracts are generally currently marked-to-market under the Financial Accounting Standards Board's EITF 98-10 with changes reflected in net income and on the balance sheet. There-fore, implementation of SFAS 133 is not expected to significantly affect the accounting for energy commodity trading contracts. However, currently, there are outstanding issues under consideration by the Financial Accounting Standards Board's Derivative Implementation Group that may affect the accounting treatment of certain energy contracts which could result in certain contracts being marked-to-market that are not presently being marked-to-market. As a result we cannot determine the effect of implementation that SFAS 133 will have on the AEP System's energy contracts.
        The SEC has issued Staff Accounting Bulletin 101 "Revenue Recognition" which provided guidance on the timing and methods of recognizing revenues that SEC registrants must adopt in the fourth quarter of 2000. The adoption of this Staff Accounting Bulletin is not expected to have a material effect on the financial statements of the AEP System companies since the AEP System already follows the principles outlined in this Staff Accounting Bulletin.

        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks
        AEP and its subsidiaries have certain market risks inherent in their business activities from changes in fuel and energy commodity prices, foreign currency exchange rates and interest rates. Market risk represents the risk of loss that may impact operations due to adverse changes in commodity market prices, foreign currency exchange rates and interest rates.

Commodity Price Risk - Affecting AEP, APCo, CPL, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo and WTU
        The average exposure to market risk for AEP consolidated from the trading of electricity and natural gas and related financial derivative instruments was less than $20 million at September 30, 2000 and $14 million at December 31, 1999 based on the use of a risk measurement model which calculates VaR. The VaR is based on the variance-covariance method using historical prices to estimate volatilities and correlations and assuming a 95% confidence level and a three-day holding period. Based on the VaR model, the exposure to market risk from the trading of electricity and related financial derivative instruments of the AEP subsidiary registrants was as follows:

                   September 30, December 31,
        Company       2000               1999
        -------   ------------       --------------
                         (in millions)

        APCo             $3            $4
        CPL               1             -
        CSPCo             2             3
        I&M               2             3
        KPCo              1             1
        OPCo              3             4
        PSO               3             -
        SWEPCo            2             -
        WTU               1             -

        CPL, PSO, SWEPCo and WTU did not engage in trading activities prior to the merger. Therefore, the market risk from trading activities was zero at December 31, 1999 for CPL, PSO, SWEPCo and WTU.

Foreign Currency Exchange Rates - Affecting AEP
        AEP is exposed to foreign currency exchange rate risk from investments in foreign ventures. Cross currency swaps are being used to manage adverse changes in the floating exchange rate between the U.S. dollar and British pounds for AEP's subsidiary Seeboard. At September 30, 2000, there were two cross currency swap contracts. The table presented below represents third party valuations of their fair value:

Contract            Maturity Date     Maturity Value         Market Value
--------            -------------     --------------         ------------
                                                 (in millions)

Cross currency swaps   8/1/01             $200                  $ 7.0
Cross currency swaps   8/1/06              200                  $(7.5)

        Based on these valuations, AEP's position in these swaps represented an unrealized loss of $1 million at September 30, 2000. This unrealized loss is offset by unrealized gains related to the underlying liability being hedged, which are included in long-term debt on AEP's consolidated balance sheet at a carrying value of approximately $400 million. Management expects to hold these contracts to maturity.
Interest Rates - Affecting AEP, APCo, CPL, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo and WTU
        The exposure to changes in interest rates from short-term and long-term borrowings at September 30, 2000 is not materially different than at December 31, 1999.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

American Electric Power Company, Inc. ("AEP") and Ohio Power Company ("OPCo")

        On August 31, 2000, the U.S. Environmental Protection Agency ("Federal EPA") Region 5, issued a Notice of Violation ("NOV") to OPCo's Gavin Plant in connection with stack limit emissions. Among other alleged violations, the NOV alleges violation of the Federal EPA-approved Ohio air pollution nuisance rule. AEP has submitted a request for a conference to discuss the NOV with Region 5 officials.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

Central Power and Light Company ("CPL")

        The annual meeting of shareholders was held on July 17, 2000 at 1 Riverside Plaza, Columbus, Ohio. At the meeting, 6,755,535 votes were cast FOR each of the following seven persons for election as directors and there were no votes withheld and such persons were elected directors to hold office for one year or until their successors are elected and qualify:

               E. Linn Draper, Jr.                       Thomas V. Shockley III
               Henry W. Fayne                            Susan Tomasky
               William J. Lhota                          Joseph H. Vipperman
               Armando A. Pena

        No other business was transacted at the meeting.

Public Service Company of Oklahoma ("PSO")

        The annual meeting of shareholders was held on July 17, 2000 at 1 Riverside Plaza, Columbus, Ohio. At the meeting, 9,013,000 votes were cast FOR each of the following seven persons for election as directors and there were no votes withheld and such persons were elected directors to hold office for one year or until their successors are elected and qualify:

               E. Linn Draper, Jr.                       Thomas V. Shockley III
               Henry W. Fayne                            Susan Tomasky
               William J. Lhota                          Joseph H. Vipperman
               Armando A. Pena

        No other business was transacted at the meeting.

Southwestern Electric Power Company ("SWEPCo")

        The annual meeting of shareholders was held on July 17, 2000 at 1 Riverside Plaza, Columbus, Ohio. At the meeting, 7,536,640 votes were cast FOR each of the following seven persons for election as directors and there were no votes withheld and such persons were elected directors to hold office for one year or until their successors are elected and qualify:

               E. Linn Draper, Jr.                       Thomas V. Shockley III
               Henry W. Fayne                            Susan Tomasky
               William J. Lhota                          Joseph H. Vipperman
               Armando A. Pena

        No other business was transacted at the meeting.

West Texas Utilities Company ("WTU")

        The annual meeting of shareholders was held on July 17, 2000 at 1 Riverside Plaza, Columbus, Ohio. At the meeting, 5,488,560 votes were cast FOR each of the following seven persons for election as directors and there were no votes withheld and such persons were elected directors to hold office for one year or until their successors are elected and qualify:

               E. Linn Draper, Jr.                       Thomas V. Shockley III
               Henry W. Fayne                            Susan Tomasky
               William J. Lhota                          Joseph H. Vipperman
               Armando A. Pena

        No other business was transacted at the meeting.

Item 5.  Other Information.

AEP and Appalachian Power Company ("APCo")

        Reference is made to pages 18 and 19 of the Annual Report on Form 10-K for the year ended December 31, 1999 ("1999 10-K") for a discussion of APCo's proposed transmission facilities. On October 2, 2000, the Hearing Examiner issued his report to the Virginia State Corporation Commission recommending approval of a 90-mile 765,000-volt line to connect the Wyoming and Jacksons Ferry substations. On October 27, 2000, APCo filed with the Public Service Commission of West Virginia a request to amend its May 1998 order to accommodate this potential change in the Virginia portion of the project.

Item 6.  Exhibits and Reports on Form 8-K.

        (a)    Exhibits:

        APCo, CPL, Columbus Southern Power Company ("CSPCo"),
        Indiana Michigan Power Company ("I&M"), Kentucky Power Company ("KEPCo"), OPCo, PSO, SWEPCo and WTU

    Exhibit 12 - Computation of Consolidated Ratio of Earnings to Fixed Charges.

        AEP, AEP Generating Company, APCo, CPL, CSPCo, I&M, KEPCo, OPCo, PSO, SWEPCo and WTU

               Exhibit 27 - Financial Data Schedule.

        (b)    Reports on Form 8-K or 8-K/A:

Companies Reporting       Date of Report      Items Reported

CPL, PSO, SWEPCo and WTU  July 5, 2000        Item 4. Changes in Registrant's
                                                      Certifying Accountant

                                              Item 7. Financial Statements and
                                                      Exhibits


AEP                       June 15, 2000       Item 7. Financial Statements and
                                                      Exhibits



        AEGCo, APCo, CSPCo, I&M, KEPCo and OPCo

        No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   Signature




        Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signatures for each undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

                      AMERICAN ELECTRIC POWER COMPANY, INC.



        By: /s/:Armando A. Pena        By: /s/:Leonard V. Assante
                  Armando A. Pena              Leonard V. Assante
                  Treasurer                    Deputy Controller



                             AEP GENERATING COMPANY
                            APPALACHIAN POWER COMPANY
                         CENTRAL POWER AND LIGHT COMPANY
                         COLUMBUS SOUTHERN POWER COMPANY
                         INDIANA MICHIGAN POWER COMPANY
                             KENTUCKY POWER COMPANY
                               OHIO POWER COMPANY
                       PUBLIC SERVICE COMPANY OF OKLAHOMA
                       SOUTHWESTERN ELECTRIC POWER COMPANY
                          WEST TEXAS UTILITIES COMPANY



        By: /s/:Armando A. Pena        By: /s/:Leonard V. Assante
                  Armando A. Pena              Leonard V. Assante
                  Vice President and           Deputy Controller
                  Treasurer



Date: November 10, 2000